Form 10KSB
period 2002-12-31
WEBB MORTGAGE DEPOT INC
filed 2003-03-31
CIK 1140303

United States
               Securities and Exchange Commission
                     Washington, D.C. 20549
                    ------------------------

                           Form 10-KSB

     [X]  Annual Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

          For the Fiscal Year Ended December 31, 2002

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Transition Period from_________to__________

                Commission File Number 333-72376

                    Webb Mortgage Depot, Inc.
     (Exact Name of Registrant as Specified in its Charter)

             Florida                           65-0920373
  (State or other jurisdiction of           (I.R.S. employer
   incorporation or organization)         identification number)

9930 Monroe Road, Suite 102, Matthews, NC         28105
 (Address of principal executive offices)       (Zip code)

 Registrant's Telephone Number, Including Area Code: (800) 952-8706

Securities Registered Pursuant to Section 12(b) of the Act: NONE

     Securities Registered Pursuant to Section 12(g) of the Act:
     Common Stock, $0.001 par value per share, 25,000,000 shares authorized, 4,019,144 issued and outstanding as of December 31, 2002.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Currently, there is no public market for our common stock. Our common stock is not now listed on any national securities exchange, the NASDAQ stock market or the Over-The-Counter
Bulletin Board.


/1/


     Some of the statements contained in this Form 10-KSB are not historical facts rather "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative of such terms or other variations, or by discussions of strategy that involve risks and uncertainties. Caution should be exercised in regards to these forward-looking statements. Such statements contained herein reflect our current beliefs with respect to future events. These beliefs involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee and general business factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results. Actual results may differ materially as a result of the above-mentioned risks, and from assumptions made based on anticipated events. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Risk Factor section of this document and in Item 6, "Management's Discussion and Analysis of Financial Condition or Plan of Operation."


                             PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Overview and History

     Webb Mortgage Depot, Inc. was incorporated in the state of Florida on May 11, 1999 to implement a corporate reorganization of Webb Mortgage Corp. and Webb Mortgage Services Corporation, companies that were formed by Byron Webb, our founder. We operate as a mortgage broker and generate revenues by originating mortgage loans that are funded by third parties. We are a provider of both on line and traditional mortgage services. Our services include originating and processing mortgage loans through walk-in locations and through the on-line application process via our web site (www.webbmortgage.com).

     We are currently licensed as a correspondent mortgage lender in Florida and as a mortgage broker in California, New York and North Carolina. Also, we are able to conduct business in Alabama, Colorado, Montana and Wyoming. In these states, a license is not required to conduct business as a mortgage broker. We may apply for mortgage broker licenses in other states if we believe that there is sufficient demand for our mortgage services in those states. We conduct our business primarily through mortgage brokers who are independent contractors. Our only employee is Byron Webb, our founder and principal shareholder.

     Additionally, we have entered the home development business. Our founder, Byron Webb, has purchased three homes, which he intends to transfer into the Company a week or two prior to the sale. Therefore, we will receive the proceeds from the sale of the homes. All three of these houses are listed in the Multiple Listing Service ("MLS"). Mr. Webb will only transfer each house into the Company after he has entered into a binding sales contract to sell the home, and all conditions precedent to closing have been met. Therefore, we will receive net proceeds from the sale of each home after the mortgage, closing costs and other expenses have been deducted.

     Because we are expanding our operations, we have experienced losses and are continuing to experience losses. We had net losses of $84,376 for fiscal 2002 and $385,089 for fiscal 2001. These losses may continue through the foreseeable future. In addition, we have an accumulated deficit of $1,329,586 at December 31, 2002, and a working capital deficiency of $89,122 at December 31, 2002, however, that is an improvement from a working capital deficiency of $110,104 at December 31, 2001.


/2/


     Our articles of incorporation authorize us to issue up to 25,000,000 shares of common stock at a par value of $0.001 per share. As of December 31, 2002 we had 4,019,144 shares of our Common Stock outstanding. Due to the cost of expanding our operations and given our current cash flows, there is an uncertainty about our ability to continue as a going concern (see Footnote 12 to Item 7. Financial Statements).

     To address this we have cut our general and administrative costs and in January 2002 relocated our Boca Raton offices to Matthews, North Carolina for a significant cost savings in rent (see Footnotes 7 and 8(A) to Item 7. Financial Statements). We have also entered a new business segment, real estate development and have begun to generate revenue from this segment. We intend to meet our obligations from generating income from our operations. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.

Industry Background

     We believe the potential for online mortgage origination is vast. According to the Mortgage Bankers Association, approximately $1.5 trillion in mortgage loans were originated in 1998, up from $834 billion in 1997. Moreover, Forrester Research predicts that the share of mortgages handled online will increase from 1.5% in 1999 to almost 10% in 2003.

     The mortgage brokerage industry is extremely fragmented. In June 2001, there were approximately thirty thousand (30,000) mortgage brokerage businesses operating in the United States. In 1999 and 2000, mortgage brokers originated over fifty percent (50%) of all mortgage loans in the United States.

     According to the Urban Land Institute's (ULI) mid-year Real Estate Forecast, although the U.S. economy appears to be recovering from the mild recession, most sectors of real estate will continue to feel the pinch into 2003. The lack of job growth has been the single most damaging factor affecting the industry, the study says. "Negative job growth and a rising unemployment rate have greatly undermined both consumer confidence and the demand for real estate, especially office space, but industrial, retail, hotel and apartment properties as well," the forecast says.

     Forty-nine percent of the respondents to ULI's forecast survey expect the profitability of real estate firms to be "good to excellent" through mid-2003, compared to 60 percent one year ago. Eleven percent are expecting profitability to range between modestly poor and abysmal. The ULI forecast projects strongest profits among real estate services firms, followed by financial services/institutional investors, residential or resort developers, private real estate operating firms and developers, public real estate operating companies, and lastly, real estate investment trusts.

     According to the forecast, development prospects will be strongest for housing in general: it ranks master-planned communities, middle-income detached housing, and infill housing as having the most potential. Urban mixed-use properties, mixed-use town centers and attached housing are also expected to offer modestly good prospects. Offering the least potential is upscale/luxury hotels; followed (in order) by downtown office space, high-rise suburban office space, resort hotels, mid-price/economy hotels, regional malls and low-rise suburban office space.

     In conclusion, the for-sale housing sector is expected to fare much better than the commercial side, with infill housing and middle-income detached homes experiencing fair to strong price increases.


/3/


Principal Products and Services

  Traditional Mortgage Services
  -----------------------------

     We generate revenues by originating mortgage loans that are funded by third parties. We have access to over fifty (50) institutional and private lenders, which allowed us to have a ninety-four percent (94%) funding rate for all our loan applicants during fiscal 2002. However, most of the loans that we originate are funded by a smaller subset of lenders.

     We offer a full range of loan products, including adjustable rate mortgages, fifteen (15) year and thirty (30) year fixed rate loans, and balloon loans with a variety of maturities. In addition to residential mortgages, we offer refinancing, construction loans, second mortgages, debt consolidation and home equity loans. We provide residential mortgage loans to various consumers including "prime" credit borrowers who desire conventional conforming loans and borrowers seeking "sub-prime" loans.

     Borrowers who qualify for conforming loans have what is referred to as an "A" credit rating. Typically, borrowers who seek sub-prime financing have what is referred to in mortgage banking as "B," "C" or "D" credit ratings. Credit ratings vary depending upon the lender, but are usually based on factors, such as income, credit history and previous debt experiences. "A" rated borrowers have the highest credit rating, while "B," "C" and "D" borrowers have progressively lower credit ratings. A "B" credit rating generally indicates that the borrower has 1 or 2 late mortgage payments in the past 12 months and there have been no collections or charge offs. A "C" credit rating indicates that the borrower has 3 or 4 late mortgage payments and there have been collections or charge-offs on the borrower's credit report. A "D" credit rating indicates that the borrower has a recent bankruptcy or foreclosure.

     We provide "non-doc" or "reduced-doc" loans to sub-prime borrowers. These "non-doc" or "reduced-doc" loans are provided typically to borrowers with prime credit ratings who desire to maintain their privacy as to details of their income, self-employed persons or persons with blemished credit histories. Management anticipates an increase in "sub-prime" and "no-doc" loans as the market for self-employed borrowers and individuals with blemished credit grows.

  Online Mortgage Services
  ------------------------

     In 1995 we established www.webbmortgage.com. This site advertises and generates leads for our traditional mortgage services. We use this web site to service those individuals who prefer the convenience of the online process versus traditional mortgage services. Our online service complements the highly personalized service offered at our traditional offices. The majority of our online business is generated from home refinancing, because of the decrease in interest rates. During fiscal 2002, we estimate that we received approximately twenty-two percent (22)% of our mortgage loans from the Internet.

     We believe it is important to have an Internet presence. A study conducted by the Mortgage Banker's Association found that eighty-two (82%) per cent of consumers who obtained a mortgage in 2002, whether for the purchase of a new home or refinancing, used the Internet at some point during the home buying or mortgage process.


/4/


New Product Offerings

     We intend to increase business in states where we are licensed by purchasing e-mail lists of prospective customers and running marketing and promotional campaigns. During the first and second quarter of fiscal 2003, we intend to focus most of our efforts on increasing business in Florida and North Carolina. In the second and third quarter of 2003, we intend to focus on California, New York and other states where we see growth potential. We generally run advertisements in local papers to advertise the rates on certain of our mortgage products. We plan on forming new partnerships and strategic alliances with real estate agents, developers, lawyers, accountants, financial planners and other persons who are involved in the home buying process.

     We plan on expanding into other parts of the United States, where the demographics indicate that there are a large number of homebuyers. Prior to entering a new state, we will examine the number of home sales in certain areas, the projected growth rate of the area and other factors before committing to expansion. We expect to make decisions on the geographic areas in which we will expand in the second quarter of fiscal 2003.

     When we expand into a new state, we do not plan on opening physical offices in that state, rather our independent contractors will work from their individual offices. Our contractors will close loans at various locations, including but not limited to the client's home or office, the bank's offices or the real estate agent's office. However, if we need to have a corporate presence in a certain area, we will lease office space. We believe that we will be able to attract independent contractors, because we pay higher commissions than our competitors.

     In January 2002, we obtained a mortgage banking license from the State of New York. Our founder, Byron Webb, is speaking with persons who may join us as independent contractors in New York State. Additionally, Mr. Webb is licensed to broker mortgage loans in New York. In August 2002, we received our mortgage brokerage license from the State of California.

     In the future, we would like to be licensed in the following states:

       1. Connecticut and New Jersey - states in the New York Tri-State area,

       2. Pennsylvania - near the Tri-State area,

       3. Nevada - a rapidly growing state,

       4. Arizona - a rapidly growing state,

       5. Colorado - a rapidly growing state


/5/


  Home Development Business
  -------------------------

     We also plan on entering the home development business. Our founder, Byron Webb, has purchased three homes, which he intends to transfer into our company a week or two prior to the sale. Therefore, our company will receive proceeds from the sale of the homes. All three of these houses are listed in the Multiple Listing Service ("MLS"). Mr. Webb will only transfer each house into our company after he has entered into a binding sales contract to sell the home, and all conditions precedent to closing have been met. Therefore, our company will receive net proceeds from the sale of each home after the mortgage, closing costs and other expenses have been deducted.

     In exchange for transferring his properties into our company, Mr. Webb will receive a reduction of the amount owed to the Company under his promissory note equal to the gain on sale. As of December 31, 2002, the amount outstanding under Mr. Webb's promissory note including accrued interest to the Company was approximately $93,000. Gain on sale is equal to the difference between the sales price and the cost of the properties and the related liabilities. For example, if a property is sold for a price of $300,000 and the outstanding mortgage is equal to $250,000 and the costs of sale equal $10,000, the gain on sale will be equal to $40,000. After Mr. Webb's outstanding debt to the Company has been paid in full, any gain from the sale of the properties will be recognized as revenue in the Company's statement of operations.

Distribution, Marketing and Customer Relations

     We use numerous sales and marketing vehicles for both our traditional and online mortgage products and services. We intend to establish our brand name through a focused marketing campaign that will appeal to both online and traditional users of mortgage services.

  Traditional Mortgage Origination
  --------------------------------

     A number of vehicles are used to generate leads in the traditional mortgage origination business:

       1. ADVERTISING. We advertise in various newspapers throughout Florida and North Carolina.

       2. PURCHASING NAMES OF QUALIFIED LEADS. We purchase lists which contain the names of potential mortgage holders. Our mortgage brokers contact the persons on these lists and see if Webb Mortgage Depot can assist them in obtaining financing.

       3. REFERRALS. We receive numerous referrals that come from satisfied customers. In addition, many customers are repeat customers.

       4. STRATEGIC ALLIANCES. We have established relationships with builders, realtors, financial planners and other parties connected with the real estate industry. These strategic partners generate a significant number of referrals to the company.

       5. PUBLIC RELATIONS. We have successfully used this strategy to obtain favorable articles in the local press, which have generated many qualified leads.


/6/


  Online Mortgage Origination
  ---------------------------

     To generate leads for our online services, we pursue the following marketing tactics:

       1. Registering with Internet search engines to ensure our company's services appear in prime locations when online searches for mortgages and home loans are made.

       2. Forming strategic alliances that will generate additional leads from companies offering complementary services.

       3. Targeting cost effective e-mail campaigns to users that have expressed an interest in obtaining real estate or mortgage related information.

       4. Placing banner advertisements on real estate related web sites.

       5. Linking with existing real estate sites that will allow users to click and immediately be connected to our company's web site.

Competition

     We believe that we have a competitive advantage over other mortgage brokers, because we offer our consumers a comprehensive selection of mortgage products. The process of obtaining a mortgage loan or refinancing a mortgage loan can be time-consuming, frustrating and overwhelming for many consumers. Consumers want to make certain that they get the best rates on their mortgage loans. If they go to a large financial institution, such as Citibank or NationsBank, they may not get the best rates. These organizations have financial incentives to keep them with their financial institution, even if they do not offer the most comprehensive selection of mortgage products. Similarly, if they go to a small mortgage broker, it may not have access to the best mortgage products. Smaller mortgage brokers may not be approved by some of the more established lenders, such as CountryWide and Eastern Savings Bank.

     We believe that we are able to solve these problems for our consumers. Our chief competitive advantages are:

       1. Personalized service;
       2. Expedited mortgage processing services; and
       3. Convenience and access to the best rates and products for our customers.

     As a smaller mortgage broker, we believe that we are able to give our clients more personalized attention than larger mortgage brokers. We make certain that our customers' loans are processed in an expedited manner. Our mortgage lenders can quickly advise a client as to whether he/she will be approved for a loan. However, the time between approval of a customer's loan and actual funding is subject to a number of variables, such as obtaining appraisals and title searches. Our customer oriented mortgage brokers expedite the time between approval and funding, by assisting in collecting all the documents that are required for closing. Even as our business expands, we intend to make customer service a priority for our mortgage brokers. We have a network of over fifty (50) institutional and private lenders, which allows to us to have funding rate of approximately 96% for all of our loan applications. We have been approved by several well-known funders, such as CountryWide, Eastern Savings Bank, Homecoming Financial - a GMAC Division, Union Planters, HSBC Bank and Chase-Manhattan. This network allows us to have access to the best products and services for our customers.


/7/


Government Regulation

     Our mortgage services business is subject to the rules and regulations of the Department of Housing and Urban Development, Federal Housing Administration, Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Government National Mortgage Association and other regulatory agencies in connection with originating, processing and underwriting mortgage loans. These rules and regulations, among other things, impose licensing obligations, prohibit discrimination and establish underwriting guidelines. Also, we are required to comply with regulatory financial requirements.

     Mortgage origination activities are subject to the provisions of various federal and state statutes including the Equal Credit Opportunity Act, the Fair Housing Act, the Truth-in-Lending Act, the Fair Credit Reporting Act and the Real Estate Settlement Procedures Act. The Equal Credit Opportunity Act and the Fair Housing Act prohibit us from discriminating against applicants on the basis of race, color, religion, national origin, familial status, sex, age, marital status or other prohibited characteristics.

     Also, we are required to disclose reasons for credit denial and other matters to applicants. The Truth-in-Lending Act requires us to provide borrowers with uniform, understandable information about the terms and conditions of mortgage loans so they can compare credit terms. It guarantees borrowers a three
(3) day right to cancel certain credit transactions. If we fail to comply with the Truth-in-Lending Act, aggrieved customers could have the right to rescind their loan transactions and to demand the return of finance charges.

     The Fair Credit Reporting Act requires us to supply loan applicants who are denied credit the credit-reporting agency's name and address. The Real Estate Settlement Procedures Act was designed to prevent abuses in the referral of business in the real estate industry. It prevents specific types of payments between certain providers.

     Although our operations on the Internet are not currently regulated by any U.S. government agency, future laws and regulations may be adopted governing the Internet, and existing laws may be interpreted to apply to the Internet. Therefore, our future compliance may be more difficult or expensive.

Proprietary Rights

     We may be required to license additional products or services in the future, for use in the general operations of our business plan. We cannot assure you that these third party licenses will be available or will continue to be available to us on acceptable terms if at all. The inability to enter into and maintain any of these licenses could have a material adverse effect on our business, financial condition or operating results. In addition, policing unauthorized use of our proprietary and other intellectual property rights could be expensive if not difficult or impossible.

Employees

     As of December 31, 2002, Byron J. Webb is our only full-time employee. At the present time, we work with seven (7) mortgage brokers, who are independent contractors. This number varies from time to time, and during certain peak time periods, we have had as many as fourteen (14) independent contractors working with us. The number of independent contractors in our offices as of December 31, 2002 is as follows: four (4) in Boca Raton, Florida and four (4) in Matthews, North Carolina (which includes Byron
Webb). Our founder, Byron J. Webb, who is in Matthews, North Carolina, is our only employee.


/8/


                          RISK FACTORS

WE HAVE A HISTORY OF LOSSES AND EXPECT LOSSES FOR THE FORESEEABLE FUTURE.

     We did not operate at a profit during fiscal 2002 and 2001, the last two fiscal years. Given our planned operating and capital expenditures, we may incur operating and net losses in the foreseeable future. We incurred net losses of $84,376 and $385,089 in fiscal 2002 and 2001, respectively. It is critical to our success that we continue to devote financial resources to sales and marketing and developing brand awareness. As a result, we expect that our operating expenses will increase significantly during the next several years, especially in sales and marketing. As we increase spending, our losses may continue to increase in the foreseeable future. As a result, we may never achieve or sustain profitability, and if we do achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

     We received a going concern qualification for the fiscal years ended December 31, 2002 and 2001. The ability of our company to continue as a going concern is dependent on our ability to generate future profits or to raise additional capital. We have begun cutting costs in the areas of advertising and in April 2002 relocated our Boca Raton offices for a significant cost savings in rent. Additionally, Byron Webb, our founder, intends to transfer three pieces of real estate into our company prior to sale. This will add additional revenue after mortgage, closing costs and other expenses have been deducted from the sale proceeds. We believe that these actions will allow us to continue as a going concern. However, we cannot provide you with any assurances that we will be able to continue as a going concern.

OUR PAST OPERATING HISTORY MAY NOT BE INDICATIVE OF OUR FUTURE PERFORMANCE.

     We began operations as Webb Mortgage Corp. in 1992. In 1999, Webb Mortgage Corp. processed $42 million in mortgage loans. However, there have been many changes in the mortgage industry and our business since that time. In March 2000, Webb Mortgage Corp. was acquired by Webb Mortgage Depot in a recapitalization. Accordingly, our past operating history may not be indicative of our future performance.

     All of our operations have occurred during a period in which the overall home mortgage market has grown and the online mortgage market has emerged. We have never operated our business during a downturn in the mortgage market and we cannot assure you that we will be successful in such a market.

WE WILL ORIGINATE FEWER MORTGAGE LOANS IF INTEREST RATES RISE.

     In periods of rising interest rates, demand for mortgage loans typically declines. During those periods, we will likely originate fewer mortgage loans and our revenues will decline.

     If interest rates rise significantly, the demand for refinancing and new mortgages will decrease. Interest rate changes have a greater effect on the market for refinancing because refinancing is motivated primarily by a borrower's desire to lower financing costs. These interest rate fluctuations may produce fluctuating earnings.


/9/


THE GEOGRAPHIC SCOPE OF BUSINESS HAS INCREASED SIGNIFICANTLY IN
THE PAST FISCAL YEAR AND WE MAY HAVE DIFFICULTY MANAGING THE GROWTH.

     In July 2000, we expanded our operations by opening an office in Matthews, North Carolina, a suburb of Charlotte, North Carolina. We expect to continue to expand our operations into other states, and we are taking steps to get licensed in other states where demographics indicate that there are a large number of home buyers. In January 2002, we received our mortgage broker's license from the State of New York and applied for our mortgage broker's license in California.

     For the expansion in these other states to be successful, we need to find qualified persons who will work with us as independent mortgage brokers. It may be difficult to find these people. Furthermore, we will need to integrate these people into our operations, primarily in the use of our CALYX software program. If we are not able to affiliate with qualified mortgage brokers, our business will not grow as quickly.

THE CONSUMER LENDING INDUSTRY IS EXTREMELY COMPETITIVE AND IF WE
FAIL TO SUCCESSFULLY COMPETE IN THIS INDUSTRY, OUR MARKET SHARE
AND BUSINESS WILL BE ADVERSELY AFFECTED.

     The consumer lending industry is extremely competitive. We compete with other mortgage banking companies, commercial banks, savings associations, credit unions, insurance companies and other financial institutions. Many of these companies and financial institutions are larger, more experienced and have greater financial resources than we do. Accordingly, we may not be able to compete successfully in the mortgage banking market. Our competitors may be able to respond more quickly to take advantage of new or changing opportunities, technologies and customer requirements. They also may be able to undertake more extensive promotional activities, offer more attractive terms to borrowers and adopt more aggressive pricing policies.

ADDITIONAL PRICING PRESSURES RESULTING FROM INCREASED COMPETITION
COULD REDUCE OUR REVENUES.

     Pricing of mortgage loans is highly competitive. Increased competition forced us and other mortgage lenders to reduce our prices to borrowers, thereby reducing our revenue. Pricing to borrowers involves a number of factors including the interest rate on the loan, up-front origination fees and fees for processing, underwriting and documentation preparation. We have seen prices that borrowers pay on mortgage loans decrease significantly over the last two years. If, as a result of the reduction in revenues, we are unable to obtain the additional funds to cover our increased operating costs, we may not be able to successfully compete or satisfactorily service our existing customers.

OUR BUSINESS STRATEGY DEPENDS ON PROMOTING OUR BRAND NAME AND
UPON ACHIEVING BRAND RECOGNITION.

     There are a growing number of web sites that offer services that are similar to and competitive with our services. Therefore, we believe that brand recognition will become an increasingly important competitive advantage in our industry. Establishing and maintaining our brand is critical to expanding our customer base, solidifying our business relationships and successfully implementing our business strategy. We intend to increase our spending to create brand awareness, but if we fail to promote our brand successfully, or if these efforts are excessively expensive, our business may be harmed.


/10/


     The value of our brand could be diluted if visitors to our web site do not perceive our existing services to be of high quality or if we alter or modify our brand image, introduce new services or enter into new business ventures that are not favorably received. Moreover, promoting and enhancing our brand will also depend, in part, on our ability to provide a high-quality customer experience. We cannot assure you that we will be successful in achieving this goal.

OUR BUSINESS IS HEAVILY DEPENDENT ON THE FLORIDA ECONOMY.

     At the current time, our business is heavily dependent on the Florida economy. During fiscal 2002, we estimate that approximately 68% of our mortgage loans were originated in Florida. The Florida economy may suffer a downturn or recession due to, among other things, natural disasters, such as hurricanes and flooding. To the extent that borrowers are uninsured for natural disasters, our ability to collect on the mortgages will be impaired. Increased delinquencies or defaults resulting from natural disasters could adversely affect our business.

WE CURRENTLY DEPEND ON A FEW FUNDING PARTNERS.

     Although we maintain relationships with approximately fifty
(50) lenders, most of the loans that we originate are funded by a much smaller subset of these lenders. This small group of lenders tends to provide more favorable rates and terms to our customers. We believe if and when other lenders offer comparable terms, the source of loans will shift accordingly. If lenders with the most competitive terms do not continue to accept the loans we originate, our business could suffer.

WE DEPEND ON THIRD PARTY COMPANIES TO PROVIDE SERVICES AND IF THESE COMPANIES FAIL TO DELIVER TIMELY AND COMPETENTLY, THESE SERVICES,
OUR BUSINESS AND REPUTATION WILL BE DIRECTLY AND ADVERSELY AFFECTED.

     We depend on third party companies to perform appraisals, credit reports and title searches. Any interruptions or delays in obtaining these services may cause delays in our processing and closing of mortgage loans, which could create customer dissatisfaction and injure our market position.

UNION PLANTERS BANK HAS A SECURITY INTEREST IN ALL OF OUR ASSETS.

     In January 1999, we obtained a loan in the amount of $50,000 from Union Planters Bank, N.A., through our subsidiary, Webb Mortgage Corp. As security for such loan, we granted Union Planters Bank, N.A. a security interest in all of our assets, which primarily consist of furniture, computer equipment and cash. The loan is payable on demand at any time. If Union Planters demands repayment of the note and we fail to pay the note in full, Union Planters can foreclose on its security interest and take possession of our assets. Because the use of our computers and equipment is important for our business, we probably would not be able to continue business operations if Union Planters were to foreclose on our assets. However, Byron Webb, our founder, has advised that he will pay the loan personally, on behalf of our company if necessary, to avoid any damage to our business.

OUR REVENUES MAY DECREASE IF GOVERNMENT SPONSORED PROGRAMS LIKE
FANNIE MAE, FREDDIE MAC AND GINNIE MAE DECREASE BUYING LOANS IN
THE SECONDARY MARKET.

     The mortgage industry depends indirectly on the continued existence of government sponsored programs like Fannie Mae, Freddie Mac and Ginnie Mae to buy loans in the secondary market. These government programs provide liquidity to the mortgage market.


/11/


     Any decline in the secondary market level of activity, or increase in the underwriting criteria, of Fannie Mae, Freddie Mac, Ginnie Mae or other private mortgage investors, would probably reduce the total number of originated mortgage loans.
If the secondary market is not as active and lenders can not resell their loans as quickly, lenders reduce the number of loans that they fund. If there is a decrease in the number of loans that mortgage lenders are willing to fund, it will probably decrease the number of mortgage loans which we originate, which would reduce our total revenues.

WE DEPEND ON AUTOMATED UNDERWRITING, AND THE LOSS OF OUR
RELATIONSHIP WITH SIGNIFICANT PROVIDERS OF AUTOMATED UNDERWRITING
WOULD HARM OUR BUSINESS.

     We depend on automated underwriting and other services offered by government sponsored enterprises to ensure that our mortgage services can be offered on a timely and efficient basis. We expect to process a significant portion of our conforming loans using the automated underwriting services of Fannie Mae, Freddie Mac and Ginnie Mae, or other providers of automated underwriting services. The termination of our agreements with any of our lenders could harm our business by reducing our ability to streamline the mortgage origination process.

     Furthermore, we may not be able to implement automated underwriting services in a manner that will lead to substantial processing efficiencies. The use of automated underwriting allows us to streamline mortgage originations by moving conditions underwriting to the initial stages of the loan process. We cannot assure you that we will remain in good standing with Fannie Mae, Freddie Mac or Ginnie Mae or those lenders currently sponsoring our use of these systems, or that these entities will not prohibit our use of their automated underwriting systems for other reasons.

THE REAL ESTATE INDUSTRY IS BOTH SEASONAL AND CYCLICAL, WHICH
COULD AFFECT OUR QUARTERLY RESULTS.

     Our business is seasonal. We anticipate that as the online mortgage origination industry matures, our business will be increasingly susceptible to the same seasonal factors that affect the mortgage industry as a whole. The real estate industry experiences a decrease in activity during the winter. Because of our limited operating history, however, we do not know if or when any seasonal pattern will develop or the size or nature of any seasonal pattern in our business.

     In addition, the residential real estate and mortgage business in which we operate is cyclical. Shifts in the economy and interest rates, as well as in residential real estate values, generally affect the number of home sales and refinancing activities. Since our reorganization in May 1999, sales of residential homes in the United States have been at historically high levels. The economic swings in the real estate industry may be caused by various factors. When interest rates are high or national and global economic conditions are perceived to be, or are weak, there is typically less sales activity in real estate. A decrease in the current level of sales of real estate and those products and services related to the real estate industry could adversely affect demand for our mortgage products and services.


/12/


ITEM 2.  DESCRIPTION OF PROPERTIES.

     Our corporate headquarters are located at 9930 Monroe Road, Suite 102, Matthews, NC 28105, a suburb of Charlotte, North Carolina. Our corporate headquarters are located at 9930 Monroe Road, Suite 102, Matthews, NC 28105, a suburb of Charlotte, North Carolina. The facility in Matthews, NC consists of approximately 900 sq. feet and is leased at a rate of $975 per month through May 31,2004. We do not have any proposed programs for the renovation, improvement or development of our office space, nor do we plan to relocate our offices in the foreseeable future. If additional facilities are needed, management believes that suitable expansion space is available to meet our future needs at commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS.

     We are not a party to any material legal proceedings, nor to the knowledge of management, are any legal proceedings threatened against us. From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable.



         [balance of this page intentionally left blank]


/13/


                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  A. Market Information

     Our common stock is not listed on any exchange. There have been no purchases or sales of the Company's common stock, nor is there a posted bid or ask.

  B.   Holders

     As of December 31, 2002 there were 40 stockholders of record of our Common Stock.

  C.   Dividends

     We have not paid dividends on our common stock since the date of our incorporation and we do not anticipate paying any common stock dividends in the foreseeable future. We anticipate that any earnings will be retained for development and expansion of our businesses (i.e. mortages and real estate sales) and we do not anticipate paying any cash dividends in the foreseeable future. Furthermore, our credit facility with Union Planters Bank restricts us from paying any dividends to our shareholders, unless we obtain prior written consent from Union Planters. Future dividend policy will depend upon our earnings, financial condition, contractual restrictions and other factors considered relevant by our Board of Directors and will be subject to limitations imposed under Florida law.



         [balance of this page intentionally left blank]


/14/


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


                   FORWARD LOOKING STATEMENTS

     The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements.

     Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

General

     Our operations include origination, loan processing, data entry, compilation of personal financings and other materials (including appraisals, titles, credit reports and employment verification) and underwriting. When a customer applies for a mortgage loan, we enter information that our customer gives us into CALYX, a software program that we use. This raw data includes information about the borrower's name, type of loan, income, list of assets, liabilities, job information and other information relevant to a lender.

     The CALYX software program takes all the information that we input and provides us with a completed loan application for the borrower. Next, we determine which lenders might be able to offer the borrower a mortgage loan. Sometimes, we will go to a general web site that provides clearing information on mortgage loans. Other times, based on experience, we know which lenders will have the best mortgage loan products for a particular client. We generally use a few lenders to provide a majority of our loans, because these lenders generally offer the best rates to our customers. In addition, we have found that these lenders provide efficient service.

     We upload the completed loan information on the web site of the lender that we have selected for the borrower and determine if the lender will give us e-approval for the loan. If the lender gives the borrower approval, it, the web site, will generate a commitment letter with contingencies. Then, the lender will also send us documentation for the loan.

     If a customer does not pre-qualify for the loan or if the application is incomplete, one of our mortgage brokers will inform the mortgage loan applicant why the loan was rejected and how and if the application can be remedied.

     Additionally, we have entered the home development business. Our founder, Byron Webb, has purchased three homes, which he intends to transfer into the Company a week or two prior to their sale. Therefore, we will receive the net proceeds from the sale of the homes after mortgage, closing costs and other expenses have been deducted.


/15/


     During fiscal 2002, we took steps to significantly reduce our overhead expenses. We terminated our seven-year lease for our corporate office in Boca Raton, Florida in March 2002, which we estimate saved us approximately $3,600 per month.
Furthermore, in order to reduce our losses, we did not issue any shares of our common stock to consultants and other third parties during fiscal 2002. In order to increase revenues, we will continue to expand into other states where the demographics indicate that there are a large number of homebuyers and we have made plans to enter the home development business.

Results of Operations

     We were incorporated in the State of Florida on May 11, 1999, to implement a corporate reorganization of Webb Mortgage
Corp. and Webb Mortgage Services Corporation, companies that were formed by Byron Webb, our founder.

     Webb Mortgage Corp. was incorporated on June 19, 1992 and operated as a mortgage broker. In fiscal 1999, Webb Mortgage Corp. processed $42 million in mortgage loans. Webb Mortgage Services Corporation, was incorporated on February 25, 1998 and held a correspondent mortgage lender license in Florida from 1998-2001. In March 2000, we acquired Webb Mortgage Corp. and Webb Mortgage Services Corporation by issuing 2 million shares of our common stock to Byron Webb. The transaction was treated as a recapitalization for financial accounting purposes.

     As a result of the recapitalization, we have two wholly-owned subsidiaries, Webb Mortgage Corp. and Webb Mortgage Services Corporation. As of December 31, 2002, these companies were inactive and all brokerage business was transacted through Webb Mortgage Depot, Inc.

     Because we are expanding our operations, we have experienced losses and are continuing to experience losses. We had net losses of $84,376 for fiscal 2002 and $385,089 for fiscal 2001. Our accumulated deficit was $1,329,586 as of December 31, 2002. These losses may continue through the foreseeable future.

     During fiscal 2002, we took steps to significantly reduce our overhead expenses. We terminated our seven-year lease for our corporate office in Boca Raton, Florida in March 2002, which we estimate saved us approximately $3,600 per month.
Furthermore, in order to reduce our losses, we did not issue any shares of our common stock to consultants and other third parties during fiscal 2002. In order to increase revenues, we will continue to expand into other states where the demographics indicate that there are a large number of homebuyers and have entered the home development business to add additional revenue.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31,
2001

  REVENUES. Total revenues decreased to $703,723 for fiscal 2002 compared to total revenues of $774,129 for fiscal 2001. In fiscal 2002, we originated approximately 33 million in mortgage loans compared with $44 million in mortgage loans in fiscal 2001. We originated less mortgage loans in fiscal 2002 because the amount of time to process the loans increased significantly due to the volume of loans being refinanced nationwide, which put tremendous demands on the overall processing and closing time.

  COMPENSATION. Compensation expenses consist primarily of management and employee salaries. In an effort to reduce total operating expenses, total compensation expenses decreased to $75,000, or 10.6% of total revenues, compared with $159,627, or 20.6% of total revenues, in fiscal 2001.


/16/


  ADVERTISING. In an additional effort to reduce total operating expenses, Advertising expenses decreased to $53,505, or 7.6% of total revenues, compared with $177,426, or approximately 23% of total revenues, during fiscal 2001. The decrease was due to the one-time expenses incurred in fiscal 2001 with the opening of our new office in North Carolina.

  APPRAISALS, TITLEWORK AND SURVEYS. Fees for appraisals, title work and surveys were $7,975 or 1.1% of total revenues in fiscal 2002, compared with $14,100 or 1.8% of total revenues, in fiscal 2001. These costs were lower in fiscal 2002 because interest rates were at a level such that we did not need to pay certain closing costs to attract new business.

  COMMISSIONS. We pay commissions of approximately 40% to 50% of the brokerage fee that we receive to the individual broker who processed the loan. The commission is paid when the loan is funded. Commissions decreased to $199,636, or 28.4% of total revenues in the year ended December 31, 2002, compared to $368,836, or 47.6% of total revenues, in the year ended December 31, 2001. Our commissions decreased because we did not originate as many loans in the year ended December 31, 2002 compared with loans originated in the year December 31, 2001. In addition, commissions as a percentage of revenue increased, since our President originated more loans in the year ended December 31, 2002 compared to the year ended December 31, 2001. Our President does not receive commissions for the loans he originates because he is paid pursuant to an employment agreement.

  CONSULTING. No Consulting fees were paid in 2002.

  CREDIT REPORT FEES. We engage third parties to perform these services and do not charge our borrowers a markup for these services. Credit report fees were $10,070 or 1.4% of total revenues compared with $19,234 or 2.5% of total revenues, in fiscal 2001.

  DEPRECIATION. Depreciation was $2,244 or .3% of total revenues compared with $10,160 or 1.3% of total revenues, in fiscal 2001. This represents depreciation on the assets of the Company.

  GENERAL AND ADMINISTRATIVE. General and administrative expenses were $46,797 or 6.6% of total revenues compared with $85,132 or approximately 11% of total revenues, in fiscal 2001. General and Administrative expenses have been greatly reduced due to the relocation of our corporate office from Florida to North Carolina.

  PROCESSING FEES. Processing fees decreased approximately 84% to $6,203 in fiscal 2002 from $38,063 in fiscal 2001 as a large number of our loans were processed by our brokers.

  PROFESSIONAL FEES. Professional fees include fees paid to our accountants and attorneys. Our professional fees were $70,941, or approximately 10% of total revenues compared with $53,408, or 6.9% of total revenues, in fiscal 2001.

  RENT. Rent was $25,069, or 3.6% of total revenues, compared with $50,017, or 6.5% of total revenues, in fiscal 2001. Our rent expense has decreased significantly given the termination of our lease for office space in Boca Raton in March 2002.

  TELEPHONE AND UTILITIES. Telephone and utilities were $30,248, or 4.3% of total revenues, compared with $31,006, or approximately 4% of total revenues, in fiscal 2001.

  TOTAL OPERATING EXPENSES. Total operating expenses decreased to $527,688, or approximately 75% of total revenues compared with $1,150,332, or approximately 149% of total revenues, during fiscal 2001. Our operating expenses decreased primarily in fiscal 2002 because of a reduction in advertising and compensation expenses. Our most significant operating expenses include compensation expenses, commissions and professional fees.


/17/


  LOSS FROM OPERATIONS/NET LOSS. Our loss from operations was $80,965 in fiscal 2002 compared with $376,203 in fiscal 2001.
Our net loss decreased in fiscal 2002 because our operating expenses decreased significantly. In fiscal 2002 and 2001, we had total other expenses of $3,411 and $8,886, respectively. Accordingly, our net loss in fiscal 2002 was $84,376 and $385,089 in fiscal 2001.

Financial Condition and Liquidity

     Since inception, we have funded operations primarily through our brokerage business, net cash proceeds from private offerings of our common stock and through our line of credit with Union Planters Bank, N.A. At December 31, 2002, we had cash and cash equivalents of $7,921 and our shareholders equity was $900. We expect our cash on hand to last for the next two (2) months. If cash generated from operations in future periods is insufficient to satisfy our liquidity requirements, we may sell additional equity or debt securities, or obtain additional credit facilities. The issuance of additional equity or convertible debt securities could result in additional dilution to our shareholders.

     Net cash used in operating activities during fiscal 2002 was $45,789, which was primarily due to the net loss of $84,376 offset by compensation received by an officer in exchange for a reduction in the note receivable of $48,708. Net cash used in operating activities during fiscal 2001 was $171,761, which was primarily due to the net loss of $385,089 offset by stock based expenses of $103,599 and contributed officer services of $76,435, a recovery of a $10,620 advance to a contractor.

     Net cash provided by investing activities during fiscal 2002 was $17,747. Our officer repaid $17,747 of loans under a promissory note. Net cash used in investing activities during fiscal 2001 was $98,646, primarily as a result of an advance of $97,591 loan to a stockholder. Cash flows provided by financing activities were minimal during fiscal 2002, consisting of a $1,927 repayment we made under our line of credit. Cash flows from financing activities were $203,944 during fiscal 2001, which consisted of $206,000 in proceeds raised in a private offering, net of offering costs, and a $2,056 repayment on the Union Planters line of credit.

     Byron Webb, our founder, has borrowed money from the company. The principal balance outstanding under the loan was $86,915 as of December 31, 2002 and related accrued interest receivable totaled $5,655. All principal and related accrued interest is personally guaranteed by our President.

     As of December 31, 2002, we had net operating loss carry forwards of approximately $563,000 available to offset future taxable income through 2022.



         [balance of this page intentionally left blank]


/18/


ITEM 7.  FINANCIAL STATEMENTS.



                    Webb Mortgage Depot, Inc.
                        and Subsidiaries

                Consolidated Financial Statements

                        December 31, 2002







                        TABLE OF CONTENTS


                                                               PAGE(S)
                                                               -------

INDEPENDENT AUDITORS' REPORT                                     F-1

CONSOLIDATED BALANCE SHEETS                                      F-2

CONSOLIDATED STATEMENTS OF OPERATIONS                            F-3

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY        F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS                            F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    F-6 to F-18


/19/


                  Independent Auditors' Report



To the Board of Directors of:
Webb Mortgage Depot, Inc.

We have audited the accompanying consolidated balance sheets of Webb Mortgage Depot, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these consolidated financial statements based on our audits.

We conduct our audits in accordance with auditing standards genera1ly accepted in the United States of America. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluatng the overall financial statement presentation. We believe that our audits provide a reasonable basil for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Webb Mortgage Depot, Inc. and Subsidiaries as of December 31 , 2002 and 2001 and the results of its operations and cash flows for the years then ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has a net loss of $84,376 in 2002, an accumulated deficit of $1,329,586 at December 31, 2002, cash used in operations of $45,789 in 2002, and a working capital deficiency of $89,122 at December 31, 2002. These matters raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




SALBERG & COMPANY, P.A.
Boca Raton, FL
March 5, 2003



                               F-1


/20/


                Webb Mortgage Depot, Inc. and Subsidiaries
                        Consolidated Balance Sheets
                        December 31, 2002 and 2001

                                  Assets
                                  ------             2002          2001
                                                  ----------    ----------
 Current Assets
 Cash                                             $    7,921    $   34,036
 Interest receivable from officer                      5,655             -
                                                  ----------    ----------
 Total Current Assets                                 13,576        34,036

 Property and Equipment, Net                           1,424        19,293

 Other Assets
 Note receivable from officer                         86,915       153,370
 Deferred rent expense                                     -        46,979
 Deposits and other assets                             1,683         2,589
                                                  ----------    ----------
 Total Other Assets                                   88,598       202,938
                                                  ----------    ----------
 Total Assets                                     $  103,598    $  256,267
                                                  ==========    ==========

                    Liabilities and Stockholders' Equity
                    ------------------------------------

 Current Liabilities
 Accounts payable                                 $   42,860    $   44,701
 Commissions payable                                       -        11,250
 Payroll taxes payable                                 7,230             -
 Lease obligation - current portion                        -        37,508
 Lines of credit                                      52,608        50,681
                                                  ----------    ----------
 Total Current Liabilities                           102,698       144,140
                                                  ----------    ----------
 Lease Obligation - Non-Current                            -        26,851

 Total Liabilities                                   102,698       170,991
                                                  ----------    ----------

 Stockholders' Equity
 Common stock, $0.001 par value, 25,000,000            4,019         4,019
  authorized, 4,019,144 issued and outstanding
 Additional paid-in capital                        1,326,467     1,326,467
 Accumulated deficit                              (1,329,586)   (1,245,210)
                                                  ----------    ----------
 Total Stockholders' Equity                              900        85,276
                                                  ----------    ----------
 Total Liabilities and Stockholders' Equity       $  103,598    $  256,267



        See accompanying notes to consolidated financial statements.

                                     F-2


/21/


                 Webb Mortgage Depot, Inc. and Subsidiaries
                    Consolidated Statements of Operations
                   Years Ended December 31, 2002 and 2001

                                                     2002          2001
                                                  ----------    ----------
 Revenues
 Revenues - Mortgage Brokerage                    $  446,723    $  774,129
 Revenues - Real Estate                              257,000             -
                                                  ----------    ----------
 Total Revenues                                      703,723       774,129
                                                  ----------    ----------
 Cost of Revenues
 Cost of Revenues - Mortgage Brokerage                     -             -
 Cost of Revenues - Real Estate                      257,000             -
                                                  ----------    ----------
 Total Cost of Revenues                              257,000             -
                                                  ----------    ----------

 Gross Profit                                        446,723       774,129
                                                  ----------    ----------

 Operating Expenses
 Compensation                                         75,000       159,627
 Advertising                                          53,505       177,426
 Appraisals, titlework and surveys                     7,975        14,100
 Commissions                                         199,636       368,836
 Consulting                                                -       143,323
 Credit report fees                                   10,070        19,234
 Depreciation                                          2,244        10,160
 General and administrative                           46,797        85,132
 Processing fees                                       6,203        38,063
 Professional fees                                    70,941        53,408
 Rent                                                 25,069        50,017
 Telephone and utilities                              30,248        31,006
                                                  ----------    ----------
 Total Operating Expenses                            527,688     1,150,332
                                                  ----------    ----------

 Loss from Operations                                (80,965)     (376,203)
                                                  ----------    ----------

 Other Income (Expense)
 Gain on lease obligation                                422             -
 Interest income                                       5,655             -
 Interest expense                                     (9,488)       (8,886)
                                                  ----------    ----------
 Total Other Expenses, Net                            (3,411)       (8,886)
                                                  ----------    ----------

 Net Loss                                         $  (84,376)   $ (385,089)
                                                  ==========    ==========

 Net Loss per Share - Basic and Diluted           $    (0.02)   $    (0.10)
                                                  ==========    ==========

 Weighted Average Shares Outstanding -             4,019,144     3,888,404
  Basic and Diluted                               ==========    ==========



        See accompanying notes to consolidated financial statements.

                                     F-3


/22/


                 Webb Mortgage Depot, Inc. and Subsidiaries
          Consolidated Statement of Changes in Stockholders' Equity



                       Common Stock     Additional
                     -----------------   Paid-in   Accumulated
                      Shares   Amount    Capital     Deficit      Total
                     -------- --------  ---------  -----------  ----------

Balance,            3,369,144 $  3,369  $ 941,083  $  (860,121) $   84,331
 December 31, 2000

Stock issued for      450,000      450    205,550            -     206,000
 cash, net of
 $19,000 offering cost

Stock issued          200,000      200     99,800            -     100,000
 for services

Services contributed        -        -     76,435            -      76,435
 by officer

Common stock options        -        -      3,599            -       3,599
 issued for services

Net Loss, 2001              -        -          -     (385,089)   (385,089)
                     -------- --------  ---------  -----------  ----------

Balance,            4,019,144    4,019  1,326,467   (1,245,210)     85,276
 December 31, 2001

Net Loss, 2002              -        -          -      (84,376)    (84,376)
                     -------- --------  ---------  -----------  ----------

Balance,            4,019,144 $  4,019 $1,326,467  $(1,329,586) $      900
 December 31, 2002   ======== ========  =========  ===========  ==========



        See accompanying notes to consolidated financial statements.

                                     F-4


/23/


                 Webb Mortgage Depot, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows
                   Years Ended December 31, 2002 and 2001

                                                     2002          2001
                                                  ----------    ----------
 Cash Flows from Operating Activities:
 Net loss                                         $  (84,376)   $ (385,089)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
 Depreciation                                          2,244        10,160
 Gain on lease termination                              (422)            -
 Stock based expense                                       -       103,599
 Contributed officer services                              -        76,435
 Lease accretion                                      (1,333)       (5,330)
 Compensation - officer in exchange for               48,708             -
  reduction of note receivable
 Changes in current assets and liabilities:
 (Increase) decrease in:
 Interest receivable from officer                     (5,655)            -
 Deposits and other assets                               906             -
 Advances to contractor                                    -        10,620
 Other current assets                                      -         2,650
 Increase (decrease) in:
 Accounts payable                                     (1,841)        3,944
 Commissions payable                                 (11,250)       11,250
 Payroll taxes payable                                 7,230             -
                                                  ----------    ----------
 Net Cash Used in Operating Activities               (45,789)     (171,761)
                                                  ----------    ----------

 Cash Flows From Investing Activities:
 Repayments from officer of notes receivable          17,747             -
 Loan to stockholder                                       -       (97,591)
 Deposits and other assets                                 -        (1,055)
                                                  ----------    ----------
 Net Cash Provided by (Used in) Investing Activities  17,747       (98,646)
                                                  ----------    ----------

 Cash Flows From Financing Activities:
 Proceeds from (repayment on) lines of credit          1,927        (2,056)
 Proceeds from sale of common stock,                       -       206,000
  net of offering costs                           ----------    ----------

 Net Cash Provided by Financing Activities             1,927       203,944
                                                  ----------    ----------

 Net Decrease in Cash and Cash Equivalents           (26,115)      (66,463)

 Cash and Cash Equivalents - Beginning of Year        34,036       100,499
                                                  ----------    ----------

 Cash and Cash Equivalents - End of Year          $    7,921    $   34,036
                                                  ==========    ==========

 Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

 Cash paid for interest                           $    9,488    $        -
                                                  ==========    ==========

 During the year ended December 31, 2002, the Company charged $48,708 of notes receivable from officer to compensation expense.

 In December 2002, the President contributed certain real property to the Company. (See Note 2(B))



        See accompanying notes to consolidated financial statements.

                                     F-5


/24/


           Webb Mortgage Depot, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements
                        December 31, 2002

Note 1   Organization and Summary of Significant Accounting
Policies

     (A) Organization

     Webb Mortgage Depot, Inc. ("Depot" or the "Company") was incorporated in the State of Florida on May 11, 1999 to implement a corporate reorganization. On February 4, 2000, effective as of March 31, 2000, Depot acquired Webb Mortgage Corp. and Webb Mortgage Services Corporation (the "Acquirees"). The acquisition was treated as a recapitalization of the Acquirees. Therefore, the accompanying consolidated financial statements reflect the operations of Depot and its subsidiaries for all periods presented.

     Webb Mortgage Corp. was incorporated in the State of Florida on June 19, 1992 and operated as a mortgage broker. The Company holds a mortgage brokerage business license in the States of Florida, North Carolina, New York, and California.

     Webb Mortgage Services Corporation was incorporated in the State of Florida on February 25, 1998 and also operated as a mortgage brokerage. Webb Mortgage Services Corporation held a correspondent mortgage lender license in the State of Florida, which had not been renewed as of December 31, 2001.

     Since  December  31,  2001, Webb  Mortgage  Corp.  and  Webb
     Mortgage Services, Inc. were inactive and all brokerage business was transacted through Depot.

     During January 2002, the Company relocated its corporate headquarters to North Carolina.

     In December 2002, the Company entered into a new segment of business operations to purchase, develop, and resell real estate. The Company's president contributed property held personally by him to pay down his promissory note to the Company. The Company then resold the property. The Company intends to purchase, develop, and resell additional properties in the future.

     (B) Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Depot and its Subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (C) Use of Estimates

     The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     (D) Cash and Cash Equivalents

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                               F-6


/25/


           Webb Mortgage Depot, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements
                        December 31, 2002

     (E) Concentrations

     The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts as of December 31, 2002, and believes it is not exposed to any significant credit risk.

     In relation to real estate development operations, the Company earned 100% of its revenues from one transaction
     (see Notes 2(B) and 9).

     As  a  result  of  such concentrations in  the  real  estate business, the entity is vulnerable to a potential severe impact in the near-term with regard to this segment of
     business.   Severe  impact  is  defined  as  the  effect  of
     disrupting the normal functioning of the entity. As of December 31, 2002, there have been no events that have adversely effected the operations of the Company.

     (F) Property and Equipment

     Property and equipment are stated at cost and depreciation is computed using the declining balance method over the estimated economic useful life of 5 to 7 years. Leasehold improvements on the lease, which was terminated in 2002, had been amortized using the straight-line method over the lease term of 6 years. Maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

     (G) Long-Lived Assets

     The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment recognition whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows is less than the carrying amount, carrying amounts are reduced to fair value and an impairment loss is recognized.

     (H) Revenue Recognition

     The Company collects broker fees on loans processed and recognizes the revenues as earned when the loans are funded.
     Loans are funded on the closing date for purchase loans and three days after the closing for refinance loans.

     In accordance with SEC Staff Accounting Bulletin No. 101, the Company recognizes revenues from real estate transactions since it takes title to the property, acts as principal in the transaction, and maintains the risks and rewards of ownership.

     (I)   Advertising

     In accordance with Accounting Standards Executive Committee Statement of Position 93-7, ("SOP 93-7") costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred. Advertising expense for the years ended December 31, 2002 and 2001 was

                               F-7


/26/


           Webb Mortgage Depot, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements
                        December 31, 2002

     $53,505 and $177,426, respectively.

     (J) Broker Commissions

     The Company pays a commission of approximately 40% to 50% of the broker fee received to the individual broker who processes the loan. The commission is generally paid when the loan is funded, or within several days of the funding date.

     (K) Stock-Based Compensation

     The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," which permits entities to provide pro forma net income (loss) and pro forma earnings
     (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

     The Company accounts for stock options issued to non-employees for goods or services in accordance with SFAS 123.

     (L) Income Taxes

     Prior to the reorganization on February 4, 2000 (the "reorganization date"), the Company's current subsidiaries were S Corporations under the Internal Revenue Code. In lieu of paying corporate income taxes, the sole stockholder was taxed individually on his proportionate share of the Company's taxable income. The parent is taxed as a C Corporation since May 11, 1999 (inception) and accounts for income taxes under SFAS 109 (see below). Effective on the reorganization date the parent and its subsidiaries are taxed as C Corporations.

     Since February 4, 2000, the Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date.

     (M) Net Loss Per Common Share

     Basic  net  income  (loss)  per  common  share  (Basic  EPS)
     excludes  dilution and is computed by  dividing net   income
     (loss) available to common stockholder by the weighted-average number

                               F-8


/27/


           Webb Mortgage Depot, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements
                        December 31, 2002

     of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At December 31, 2002 and 2001, the assumed exercise of common stock equivalents was not utilized since the effect was antidilutive due to the net losses. At December 31, 2002, there were 300,000 common stock options outstanding, which could potentially dilute future earnings per share.

     (N) New Accounting Pronouncements

     The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply, to the Company.

     Statement No. 141 "Business Combinations" establishes revised standards for accounting for business combinations. Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The adoption of this pronouncement on July 1, 2001 did not have a material effect on the Company's financial position, results of operations or liquidity.

     Statement No. 142 "Goodwill and Other Intangible Assets" provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounted for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of this pronouncement on January 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial position, results of operations, or liquidity.

     Statement No. 144 "Accounting for the Impairment or Disposal
     of  Long-Lived Assets"        supercedes Statement  No.  121
     "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS
     121").    Though   it   retains    the   basic

                               F-9


/28/


           Webb Mortgage Depot, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements
                        December 31, 2002

     requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of this pronouncement on January 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

     Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS 145") updates, clarifies, and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transactions that have similar economic effects. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

     Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

     Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", amends FASB Statement No. 123, "Accounting for Stock-Based
     Compensation." In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, Statement 148 provides alternative methods of transition for a voluntary change to the fair
     value   based        method      of       accounting     for
     stock-based    employee     compensation.     In

                              F-10


/29/


           Webb Mortgage Depot, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements
                        December 31, 2002

     addition, Statement 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Statement also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make pro forma disclosures only in annual financial statements. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of Statement 148 for the year ended December 31, 2002, but will continue to use the method under APB 25 in accounting for stock options. The adoption of the disclosure provisions of Statement 148 did not have a material impact on the Company's financial position, results of operations or liquidity.

     (O) Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The fair market value of the promissory note receivable from officer at December 31, 2002 is $57,241 based on the present value method . The carrying amounts of the Company's short-term financial instruments, including interest receivable from officer, accounts payable, and lines of credit approximate fair value due to the relatively short period to maturity for these instruments.

     (P) Segment Reporting

     The Company complies with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Based upon definitions contained within SFAS No. 131, the Company has determined that it operates in two segments; mortgage brokerage and real estate development.

     (Q) Reclassifications

     Certain amounts in the year 2001 consolidated financial statements have been reclassified to conform to the year
     2002 presentation.

Note  2    Note and Interest Receivable from Officer and Property
Contribution

     (A) Note and Interest Receivable from Officer

     On January 1, 2002, the president of the Company signed a promissory note totaling $153,370. The note is unsecured and bears interest at an annual rate of 4.75% per annum, payable quarterly with all principal and remaining accrued interest due on December 31, 2011. During the year ended December 31, 2002, the note balance was reduced in lieu of taking $48,708 of cash under the employment agreement (see
     Note 6) and for $17,747 of repayments

                              F-11


/30/


           Webb Mortgage Depot, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements
                        December 31, 2002

     including $10,000 of expenses paid directly to the Company's attorney on behalf of the Company. The principal balance at December 31, 2002 is $86,915. The related interest receivable totaled $5,655. All principal and related accrued interest is personally guaranteed by the Company's president. (See Note 9)

     (B) Property Contribution

     During December 2002, the Company's president transferred residential property held in his name to the Company for resale to a third party. According to the terms of the property transfer, the president contributed property having a fair market value net of selling costs of $242,423. The property also was encumbered by a mortgage totaling $242,048. The remaining $375 was a direct reduction of the principal portion of the promissory note receivable from the officer. Accordingly, no gain or loss was recognized on this transaction. (See Notes 1(E), 2(A), and 9)

Note 3   Property and Equipment

Property and equipment consists of the following at December 31, 2002 and 2001:

                                         2002      2001
                                       --------  --------
     Leasehold improvements            $      -  $ 59,080
     Computers and equipment              3,257    24,029
     Furniture and fixtures                   -    19,579
                                       --------  --------
                                          3,257   102,688
     Less: Accumulated depreciation      (1,833)  (83,395)
                                       --------  --------
     Property and Equipment, net       $  1,424  $ 19,293

Depreciation expense for the years ended December 31, 2002 and 2001 was $2,244 and $10,160, respectively.

See Note 7 regarding lease termination.

Note 4   Lines of Credit

The Company maintained an overdraft credit line with a bank for funds up to $5,000. The principal amount is due on demand. The line bears interest at prime plus 3% (8% and 8.75% as of December 31, 2002 and 2001, respectively). Amounts outstanding, including accrued interest at December 31, 2002 and 2001 were $4,793, and $2,578, respectively.

The Company maintains a $50,000 line of credit with a bank. The line bears interest at prime plus 3% (7.25% and 7.75% at December 31, 2002 and 2001, respectively). The loan is due on demand and is secured by all assets of the Company with a guarantee by the president of the Company. Amounts outstanding including accrued interest at December 31, 2002 and 2001 were $47,815 and $48,103, respectively. (See Note 9)

                              F-12


/31/


           Webb Mortgage Depot, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements
                        December 31, 2002

Note 5   Stockholders' Equity

     (A) Common Stock

     During   January  and  February  2001,  the  Company  raised
     $206,000,  net  of  offering costs of $19,000,  for  450,000 common shares pursuant to a private placement offering at $0.50 per share.

     In  July  2001,  the  Company granted an  aggregate  200,000
     common   shares  to  an  investment-banking  firm,   to   an
     individual related to that firm for consulting services rendered, and terminated its relationship with those parties by obtaining general releases from any future obligations. The shares were valued at the recent cash-offering price of $0.50 per share or an aggregate $100,000, which was charged to consulting expense in July 2001.

     (B) Stock Options

     In January 2001, the Company granted options to purchase 80,000 shares of common stock to a consultant for services rendered. The options expire on May 25, 2003 and are exercisable at $0.50 per share. The Company recognized a consulting expense of $3,599 based on the fair value method under SFAS 123.

     In September 2001, the Company granted options to purchase 20,000 shares of common stock to a new director of the Company. The options are exercisable at $0.50 per share, which was the fair market value of the common stock at the grant date. In accordance with APB 25, for options issued to employees, since the fair market value of the common stock did not exceed the exercise price, no compensation cost has been recognized for the options issued.

     On June 30, 2002, 350,000 common stock options, which were exercisable at $3.00 per share, expired.

     On August 2, 2002, the Company granted options to purchase 200,000 common shares to a consultant at an exercise price of $0.55 per share. The options are exercisable immediately and expire on August 31, 2005. Based on the zero fair value of the options, computed using the Black-Scholes Option Pricing Model under SFAS 123, no expense will be recognized.

     In accordance with SFAS 123, for options issued to employees, the Company has elected to apply APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for options issued under the plan during 2002 and 2001. Had compensation cost for the Company's stock-based compensation been determined on the fair value at the grant dates for awards under that plan, consistent with Statement of Accounting Standards No 123, "Accounting for Stock Based Compensation" (Statement No. 123), the Company's net loss would increase in 2001 and not change in 2002 as indicated below.

                                                2002      2001
                                              --------  ---------
     Net loss                 As reported     $(84,376) $(385,089)
                              Pro forma       $(84,376) $(385,617)
     Net loss per share -     As reported     $  (0.02) $   (0.10)
     basic and diluted        Pro forma       $  (0.02) $   (0.10)

                              F-13


/32/


           Webb Mortgage Depot, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements
                        December 31, 2002

     The effect of applying Statement No. 123 is not likely to be representative of the effects on reported net income (loss) for future years due to, among other things, the effects of vesting.

     For  consolidated  financial statement disclosure  purposes, the fair market value of each stock option granted to employees in 2001 was estimated on the date of grant using the Black-Scholes Model in accordance with SFAS No. 123 using the following assumptions: expected dividend yield 0%, risk-free interest rate of 2.73%, volatility 0% and expected term of two years.

     For stock options and warrants issued to consultants, the Company applies SFAS 123. Accordingly, consulting expense of $3,599 was charged to operations in 2001.

     For consolidated financial statement disclosure purposes and for purposes of valuing stock options issued to consultants in 2001 in the accompanying consolidated financial statements, the fair market value of each stock option granted was estimated on the date of grant using the Black-Scholes Option-Pricing Model in accordance with SFAS 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.77%, volatility 0% and expected term of two years.

     For  consolidated  financial statement disclosure  purposes, the fair market value of stock options granted to a consultant in 2002 was estimated on the date of grant using the Black-Scholes Model in accordance with SFAS No. 123 using the following assumptions: expected dividend yield 0%, risk-free interest rate of 2.99%, volatility 0% and expected term of three years.

     A summary of the options issued to employees and consultants as of December 31, 2002 and 2001 and changes during the years is presented below:

                                       Number of     Weighted Average
                                        Options       Exercise Price
                                       ----------    ----------------
     Stock Options
     Balance at January 1, 2001           350,000    $           3.00
     Granted                              100,000    $           0.50
     Exercised                                  -    $              -
     Forfeited                                  -    $              -
                                       ----------    ----------------
     Balance at December 31, 2001         450,000    $           2.44
                                       ==========    ================

     Options exercisable at               450,000    $           2.44
      December 31, 2001                ----------    ----------------

     Weighted average fair value of                  $           0.50
     options granted during the period               ================

                              F-14


/33/


           Webb Mortgage Depot, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements
                        December 31, 2002

                                       Number of     Weighted Average
                                        Options       Exercise Price
                                       ----------    ----------------
     Stock Options
     Balance at January 1, 2002           450,000    $           2.44
     Granted                              200,000    $           0.55
     Exercised                                  -    $              -
     Forfeited                           (350,000)   $           3.00
                                       ----------    ----------------
     Balance at December 31, 2002         300,000    $            .53
                                       ==========    ================

     Options exercisable at               300,000    $            .53
      December 31, 2002                ----------    ----------------

     Weighted average fair value of                  $           0.55
     options granted during the period               ================

The following table summarizes information about employee stock options and consultant options outstanding at December 31, 2002:

           Options Outstanding                  Options Exercisable
-------------------------------------------  -------------------------
                       Weighted
 Range     Number      Average    Weighted      Number       Weighted
  of     Outstanding  Remaining   Average     Exercisable    Exercise
Exercise at December Contractual  Exercise    at December    Average
 Price    31, 2002       Life      Price       31, 2002       Price
-------- ----------- ----------- ----------  -------------  ----------
 $  0.50      80,000  0.40 Years  $    0.50         80,000   $    0.50
 $  0.50      20,000  0.75 Years       0.50         20,000        0.50
 $  0.55     200,000  2.67 Years       0.55        200,000        0.55
         -----------             ----------  -------------  ----------
             300,000              $    0.53        300,000   $    0.53
         ===========             ==========  =============  ==========

Note 6   Employment Agreement and Related Amendment

The Company entered into an employment agreement, effective January 1, 2000, with its president to pay him $135,000 per year with annual 10% increase and a bonus of 1% of gross commission revenues plus additional bonuses as stipulated. The president may also receive stock options to acquire 1,000,000 common shares at $3.00 per share based on the Company achieving stipulated revenue milestones. No options were issued as of December 31, 2001.

The president's January 1, 2000 employment agreement was amended and restated on February 15, 2002 to reduce the annual salary to $75,000 effective January 1, 2002 and to remove all commission and revenue bonuses during the remaining term of the agreement. (See Note 9)

Note 7   Lease Termination

In March 2002, the Company closed its Boca Raton offices since it recently relocated its corporate headquarters to North Carolina. Under a Lease Assignment and Assumption Agreement, consented to by the Lessor, the Boca Raton lease was assigned to a third party and the Company was released from any further obligations under the lease effective April 15, 2002. Accordingly, on April 15, 2002, the Company wrote-off the deferred rent assets relating to that office, against the remaining lease obligation liability with the resulting gain of $16,047 credited to operations. The remaining leasehold

                              F-15


/34/


           Webb Mortgage Depot, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements
                        December 31, 2002

improvements  were written-off against the gain on July  1,  2002 resulting in a net gain on lease termination of $422.  (See Notes
3, 8(A), and 12)

Note 8   Commitments

     (A) Operating Lease

     On January 24, 2001, effective June 1, 2001, the Company entered into a three year office lease agreement for its North Carolina office. Annual rent is $11,298, payable monthly, with a 4% annual increase. Rent expense in 2002 and 2001 relating to this lease was $11,562 and $6,590, respectively. Future minimum lease payments as of December 31, 2002 are as follows:

        2003      $   11,979
        2004           6,107
                  ----------
                  $   18,086
                  ==========

     Total rent expense under the terminated lease and new lease, including shared expenses and real estate taxes for the years ended December 31, 2002 and 2001 was $25,069 and $50,017, respectively.

Note 9   Related Parties

During 2001, the Company paid $6,200 for marketing services and $4,000 in processing fees to a party related to the president of the Company.

During early 2002 and 2001, the Company had loaned funds to its president. The balance due from the president including accrued interest was $92,570 and $153,370, respectively, at December 31, 2002 and 2001 (see Notes 1(E) and 2(A)).

The Company's president personally guarantees all amounts due under the terms of the note receivable and related accrued interest receivable (see Note 2(A)).

The Company's president transferred residential property held in his name to the Company for resale to a third party (see Notes
1(E) and 2(B)).

The Company's president personally guarantees all amounts due under the line of credit (see Note 4).

The Company entered into an employment agreement with its president (see Note 6).

Note 10  Income Taxes

There was no income tax during 2002 and 2001 due to the Company's net loss.

The Company's tax expense differs from the "expected" tax expense for the period ended December 31, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                              F-16


/35/


           Webb Mortgage Depot, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements
                        December 31, 2002

                                                      2002         2001
                                                   ----------   ----------
     Computed "expected" tax expense (benefit)     $  (28,688)  $ (130,931)
     Re-characterization of prior year                219,249            -
      temporary difference - non deductible
      stock based expenses
     Change in valuation allowance                   (190,561)     130,931
                                                   ----------   ----------
                                                   $        -   $        -
                                                   ==========   ==========

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

                                                       2002         2001
                                                   ----------   ----------
     Deferred tax assets:
     Stock based expenses                          $        -   $  219,249
     Net operating loss carryforward                  191,444      162,756
                                                   ----------   ----------
     Total gross deferred tax assets                  191,444      382,005
     Less valuation allowance                        (191,444)    (382,005)
                                                   ----------   ----------
     Net deferred tax assets                       $        -   $        -
                                                   ==========   ==========

The   Company   has   a  net  operating  loss   carryforward   of
approximately $563,000 available to offset future taxable income through 2022.

The  valuation allowance at December 31, 2001 was $382,005.   The
net change in valuation allowance for the year ended December 31, 2002 was a decrease of $190,561.

Note 11  Segment Information

During  2002, the Company operated in two identifiable reportable
segments.   In  relation to the mortgage brokerage, approximately
68% and 32% of mortgage loans were originated in Florida and North Carolina, respectively.

During 2001, the Company operated in one segment, the brokerage business. Approximately 70% of mortgage loans were originated in Florida.

The Company's operations are classified into two reportable business segments: the mortgage brokerage and real estate development. Both of the Company's business segments are headquartered and are conducting business only in the United States of America. There were no inter-segment sales or purchases. Consolidated financial information by business segment is summarized as follows:

December 31, 2002  Mortgage Brokerage  Real Estate Development   Total
-----------------  ------------------  -----------------------  --------
Assets              $       103,598          $        -         $103,598
Revenues                    446,723             257,000          703,723
Gross Profit                446,723                   -          446,723
Interest Income               5,655                   -            5,655
Interest Expense              9,488                   -            9,488
Depreciation and              2,244                   -            2,244
 Amortization
Segment Loss        $       (84,376)         $        -         $(84,376)

                              F-17


/36/


           Webb Mortgage Depot, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements
                        December 31, 2002

December 31, 2002  Mortgage Brokerage  Real Estate Development    Total
-----------------  ------------------  -----------------------  ---------
Assets              $       256,267          $        -         $ 256,267
Revenues                    774,129                   -           774,129
Gross Profit                774,129                   -           774,129
Interest Income                   -                   -                 -
Interest Expense              8,886                   -             8,886
Depreciation and             10,160                   -            10,160
 Amortization
Segment Loss        $      (385,089)         $        -         $(385,089)

Note 12  Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $84,376 in 2002, an accumulated deficit of $1,329,586 at December 31, 2002, cash used in operations of $45,789 in 2002, and a working capital deficiency of $89,122 at December 31, 2002. The ability of the
Company to continue as a going concern is dependent on the Company's ability to generate future profits or raise additional capital. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management has cut its general and administrative costs and in January 2002 relocated its Boca Raton offices for a significant costs savings in rent (see Notes 7 and 8(A)). The Company has entered a new business segment, real estate development and has begun to generate revenue from this segment. The Company intends to meet its obligations from generating income from operations. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.

Note 13  Subsequent Events

During  April 2003, the Company will sub-lease its North Carolina office space to an unrelated third party at the rate of $807  per
month.   The  term of the sublease commences April  1,  2003  and
terminates on May 31, 2004.

                              F-18


/37/


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     We have had no disagreements with our independent accountants.



         [balance of this page intentionally left blank]


/38/


                            PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The name, age, position and date of appointment of the Company's directors and executive officers are as follows:

     Name           Age       Position(s)            Appointed
----------------   -----  -------------------    -----------------
  Byron J. Webb      40     President, Chief       May of 1999
                          Executive Officer,
                           Chief Financial
                          Officer & Director

Harvey Judkowitz     56        Director           October of 2001

     BYRON J. WEBB, President, Chief Executive Officer, Chief Financial Officer & Director - has served as our President, Chief Executive Officer and Director since our incorporation on May 11, 1999 and as our Chief Financial Officer from May 26, 2002 through the present date. Mr. Webb is an entrepreneurial business professional with seventeen (17) years of mortgage industry experience. Since 1992 and until its acquisition, Mr. Webb was founder and President of Webb Mortgage Corp. Since founding the company, Mr. Webb has expanded the company's operations to sixteen (16) mortgage brokers, working as independent contractors, and increased the company's mortgage financing in 1998 to $58 million. Prior to founding Webb Mortgage Depot, Mr. Webb was a senior loan officer with Glendale Federal Bank's mortgage department. Mr. Webb has been named several times as an "Origination Super Star" by Mortgage Originator Magazine for his success in closing mortgage transactions. In 1998, Mr. Webb ranked 96th in the country in the number of loans closed and was ranked 139th in dollar volume of mortgage loans.

     HARVEY JUDKOWITZ, Director - has served as our Chief Financial Officer and Director from October 1, 2001 through May 26, 2002, and as a director from October 1, 2001 through the present date. Mr. Judkowitz comes to Webb Mortgage Depot with over twenty five (25) years of experience in executive management, financial management, and accounting, including several CEO and CFO positions with publicly traded companies. He was CEO of Designers International Corp., a public company, from 1982 to 1985; CEO of Utilicore Corporation, a public company, from 1998 through June 30, 1999, and President of NetWebOnLine.Com, Inc. from September 1, 1998 through October 21, 2001. During the period between 1989 and 1998, Mr. Judkowitz was in private practice as an accountant and formed his own accounting firm, Judkowitz & Company.

     He has also served as a director of HBOA Holdings, Inc., a public company, from August 2000 through the present date. Mr. Judkowitz has also held positions with private companies. He has served as the Treasurer of FT Industries, (Claires' Stores) from 1980-1982, the Executive Vice President of JR Industries, Inc., from 1985-1988, the Chief Financial Officer of New Millennium Communications Corp., from 1998-1999 and the CFO of Capital International from April 1, 1999 through October 31, 2000. Mr. Judkowitz holds a BBA degree from Pace University and is a certified public accountant in Florida and New York.

     Our directors serve for a term of one (1) year, or until their successors are elected and qualified.


/39/


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2002, its officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table discloses compensation paid during the fiscal year ended December 31, 2002 to (i) the Company's Chief Executive Officer, and (ii) individual(s) who were the only executive officers, other than the Chief Executive Officer, serving as executive officers at the end of 2002 whose total salary and bonus exceeded $100,000 (the "Named Executive Officers").

                       SUMMARY COMPENSATION TABLE

                                  ANNUAL
                               COMPENSATION
NAME AND PRINCIPAL           SALARY    BONUS     STOCK
     POSITION        YEAR     ($)       ($)      AWARD   DIVIDEND
  --------------   -------- -------- --------- --------- --------
Byron J. Webb        2002     75,000         0         0        0
Chief Executive      2001     76,4351    6,371         0        0
Officer &            2000    135,000         0         0        0
Chief Financial
Officer

Footnote
  1. In 2001, Byron Webb contributed 50% of his contracted salary to the Company ($152,870) as a contribution to capital.

  DIRECTORS COMPENSATION

     Our directors are reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board and of Committees of the Board; however, they do not receive any additional compensation for their services as directors. Accordingly, it may be necessary for us to compensate newly appointed directors in order to attract a quality governance team. At this time the Company has not identified any specific individuals or candidates nor has it entered into any negotiations or activities in this regard. In addition, we intend to grant each director 10,000 stock options each year with an exercise price equal to the fair market value of our stock on the date of the grant.

  STOCK OPTIONS GRANTED IN LAST FISCAL YEAR

     During the fiscal years ended December 31, 2002 and 2001, we did not grant any options to our Chief Executive Officer. During fiscal 2002 and 2001, our Chief Executive Officer did not exercise any options.


/40/


  EMPLOYMENT AGREEMENTS

     On February 14, 2002, we amended our employment agreement with Byron J. Webb, effective as of December 31, 2001. In the amended employment agreement, Mr. Webb agreed that his total compensation for fiscal 2001 was $152,870 and that he would waive all rights to any commissions, revenues or bonuses. The amended employment agreement provides that Mr. Webb's annual compensation in fiscal 2002 and fiscal 2003 will be $75,000. During the term of his employment agreement and for a period of one year after his termination, Mr. Webb cannot directly or indirectly compete with the company in the mortgage business in the United States.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The following table sets forth certain information as of December 31, 2002 with respect to the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each director and Named Executive Officer, and (iii) by all executive officers and directors as a group.


                               COMMON STOCK

                              Shares Beneficially     Percentage of Shares
     Name and Address                Owned                Outstanding
  ----------------------         -------------           -------------
      Byron J. Webb                1,931,000                 48.05%
9930 Monroe Rd., Suite 102
   Matthews, NC 28105

    Harvey Judkowitz1                 20,000                   .00%
9930 Monroe Rd., Suite 102
   Matthews, NC 28105

     David Hablenko2                 400,000                  9.95%
     c/o Vanderbilt
   Capital Corporation
  One West Camino Real,
        Suite 118
  Boca Raton, FL 33432

     Anthony Peluso3                 280,000                  6.97%
  c/o AJP Capital, Inc.
 3520 Oaks Way, Suite 702
 Pompano Beach, FL 33069

                                 -------------           -------------
 Total ownership by our officers   1,951,000                 48.05%
 and directors (two individuals)

Footnotes
  1. Includes options to purchase 20,000 shares of our common stock at an exercise price of $.50 per share.
  2. Includes 100,000 shares held by Vanderbilt Corporation, a company of which Mr. Hablenko is a director.
  3. Includes 245,000 shares held by AJP Capital Corp., a company wholly owned by Mr. Peluso.


/41/


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During 2001, we paid $6,200 for marketing services and $4,000 in processing fees to a party related to our president, Byron J. Webb.

     During early 2002 and 2001, we had loaned funds to our president, Byron J. Webb. The balance due from Mr. Webb including accrued interest was $92,570 and $153,370, respectively, at December 31, 2002 and 2001 (see Footnotes l(E) and 2(A) to Item 7. Financial Statements).

     Our president, Byron J. Webb, personally guarantees all amounts due under the terms of the note receivable and related accrued interest receivable (see Footnote 2(A) to Item 7.
Financial Statements).

     Our president, Byron J. Webb, transferred residential property held in his name to the Company for resale to a third party (see Footnotes 1(E) and 2(B) to Item 7. Financial
Statements).

     Our president, Byron J. Webb, personally guarantees all amounts due under the line of credit (see Footnote 4 to Item 7.
Financial Statements).

     The Company entered into an employment agreement with our president, Byron J. Webb, (see Footnote 6 to Item 7. Financial
Statements).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:

  A  list of exhibits required to be filed as part of this Annual
Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b)   Reports on Form 8-K

  The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.


/42/


                           SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           WEBB MORTGAGE DEPOT, INC.


Date: March 31, 2003
      --------------


                           By: /s/ Byron J. Webb
                               -----------------
                               Byron J. Webb,
                               President, CEO, CFO and Director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: March 31, 2003
      --------------


By: /s/ Byron J. Webb
    -----------------
    Byron J. Webb,
    President, CEO, CFO and Director


/43/


INDEX TO EXHIBITS

Exhibit Name and/or Identification of Exhibit
Number

 3.1    Articles of Incorporation filed with the Florida
        Secretary of State on May 11, 1999 (incorporated by reference to Exhibit 3.1 of our registration statement on Form SB-2 filed with the SEC on October 29, 2001).

 3.2 Amendment to Articles of Incorporation filed with the Florida Secretary of State on June 25, 1999 (incorporated by reference to Exhibit 3.2 of our registration statement on Form SB-2 filed with the SEC on October 29, 2001).

 3.3 Articles of Amendment to Articles of Incorporation filed with the Florida Secretary of State on August 10, 1999
        (incorporated by reference to Exhibit 3.3 of our registration statement on Form SB-2 filed with the SEC on October 29, 2001).

 3.4 Articles of Share Exchange of Webb Mortgage Depot, Inc. with Webb Mortgage Services Corporation and Webb Mortgage Corp. filed with the Florida Secretary of State on March 13, 2000 (incorporated by reference to Exhibit 3.4 of our registration statement on Form SB-2 filed with the SEC on October 29, 2001) (incorporated by reference to Exhibit
        3.4 of our registration statement on Form SB-2 filed with the SEC on October 29, 2001).

 3.5 Bylaws (incorporated by reference to Exhibit 3.5 of our registration statement on Form SB-2 filed with the SEC on October 29, 2001).

 99.1   Certification under Section 906 of the Sarbanes-Oxley Act
        (18 U.S.C. SECTION 1350)


/44/