Form 10QSB
period 2003-03-31
WEBB MORTGAGE DEPOT INC
filed 2003-05-14
CIK 1140303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003, Commission File Number 333-72376


                           Webb Mortgage Depot, Inc.
        ---------------------------------------------------------
         (Exact name of Registrant as specified in its charter)


          Florida                             65-0902373
       ------------------------     -----------------------------------
      (State of Incorporation)      (I.R.S. Employer Identification
                                                  Number)


                  155 Wilson Lake Road, Mooresville, NC   28117
              ----------------------------------------------------
               (address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code: (800) 952-8706


                   9930 Monroe Rd, Suite 102, Matthews, NC 28105
       ----------------------------------------------------------------
       (Former name, address or fiscal year if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    x            No
                                ----------         ----------

     The total number of shares outstanding of the issuer's common shares, par value $ .001, as of the date of this report, follow:

                            4,119,144

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements







                            Webb Mortgage Depot, Inc.


                          Interim Financial Statements

                                 March 31, 2003

WEBB MORTGAGE DEPOT, INC.
CONSOLIDATED INTERIM BALANCE SHEET
AS AT MARCH 31, 2003
(UNAUDITED)

-------------------------------------------------------------------------------

                                                        2003            2002
-------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS

Cash and cash equivalents                            $  17,725       $  8,401
Interest receivable                                      5,655          1,821
Deferred rent expense                                      -           39,562
Prepaid expenses and sundry assets                       2,662          2,551
-------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                    26,042         52,335
-------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, NET                              1,322         18,093
-------------------------------------------------------------------------------
OTHER ASSETS
Due from principal stockholder/officer                 120,890        141,688
-------------------------------------------------------------------------------

TOTAL OTHER ASSETS                                     120,890        141,688
------------------------------------------------------------------------------


TOTAL ASSETS                                        $  148,254      $ 212,116
------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

WEBB MORTGAGE DEPOT, INC.
CONSOLIDATED INTERIM BALANCE SHEET
AS AT MARCH 31, 2003
(UNAUDITED)

-------------------------------------------------------------------------------

                                                        2003            2002
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank indebtedness                                     $  52,772      $  51,077
Accounts payable                                         30,712         61,544
Lease obligation - current portion                         -            55,609
-------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                83,484        168,230
-------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common stock, $ 001 par value, 25,000,000 authorized,
  issued and outstanding - 4,119,144( 2002 - 4,019,144)   4,119          4,019

Additional paid-in capital                            1,326,377      1,326,467

Accumulated deficit                                  (1,265,726)    (1,286,600)
-------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                               64,770         43,886
-------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKEHOLDERS' EQUITY          $  148,254      $ 212,116
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

WEBB MORTGAGE DEPOT, INC.
CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)

-------------------------------------------------------------------------------

                                                        2003            2002
-------------------------------------------------------------------------------
REVENUE                                               $ 177,644      $ 108,720
-------------------------------------------------------------------------------
EXPENSES
Management salary                                        17,500         16,250
Advertising                                              13,235         24,939
Appraisals, titlework and surveys                         3,585          1,150
Commissions                                              36,321         35,599
Credit reports                                            2,690          2,204
Depreciation and amortization                               102          1,238
General and administrative                               29,216          2,008
Processing fees                                             579          4,430
Professional fees                                        (2,330)        38,956
Rent                                                      2,937         16,333
Telecommunications and utilities                          8,002          5,630
-------------------------------------------------------------------------------

TOTAL EXPENSES                                          111,837        148,737
-------------------------------------------------------------------------------

INCOME(LOSS) FROM OPERATIONS                             65,807        (40,017)

OTHER ITEMS
Interest income                                            -             1,821
Bank charges and loan interest                           (1,947)        (3,194)
-------------------------------------------------------------------------------

TOTAL OTHER ITEMS                                        (1,947)        (1,373)
-------------------------------------------------------------------------------

NET INCOME(LOSS)                                      $  63,860      $ (41,390)
-------------------------------------------------------------------------------

Weighted Average Number of Shares Outstanding
   Basic and Diluted                                  4,119,144      4,019,144
                                                      =========      =========
Earnings(loss) per share - basic and diluted          $  (.015)     $    (.01)
                                                      =========      =========




The accompanying notes are an integral part of these financial statements.

WEBB MORTGAGE DEPOT, INC.
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)

-------------------------------------------------------------------------------

                                                         2003            2002
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)                                      $  63,860      $ (41,390)
Adjustments to reconcile net income(loss) to net cash
 used in operating activities
  Depreciation and amortization                             102          1,238
  Lease accretion                                          -            (1,333)
  Stock issued for services                                  10            -
Changes in assets and liabilities
  Increase in interest receivable                          -            (1,821)
  Increase in prepaid expenses and sundry assets           (979)           -
  Increase(decrease) in accounts payable                (19,378)        16,843
  Decrease in commissions payable                          -           (11,250)
-------------------------------------------------------------------------------

                                                        (20,245)         3,677
-------------------------------------------------------------------------------

NET CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES       43,615        (37,713)
-------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
(Advances to)repayment by officer(net)                  (33,975)        11,682
-------------------------------------------------------------------------------

NET CASH PROVIDED BY(USED IN) INVESTING ACTIVITIES      (33,975)        11,682
-------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Lines of credit                                             164            396
-------------------------------------------------------------------------------

Increase(decrease) in cash                                9,804        (25,635)


Cash and cash equivalents - beginning of period           7,921         34,036
-------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD              $ 17,725      $   8,401
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

WEBB MORTGAGE DEPOT, INC.
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
FROM DECEMBER 31, 2000 TO MARCH 31, 2003
(UNAUDITED)
-------------------------------------------------------------------------------


                                                  Deficit
                                                Accumulated
                                     Additional  During the
                     Common Stock      Paid-In   Development
                Shares   Amount        Capital     Stage        Totals
Balance - December,
  31, 2000        3,369,144  $ 3,369   $ 941,083   $ (860,121)    $  84,331

Stock issued for
  services          200,000      200      99,800       -            100,000

Stock issued for
 cash, net          450,000      450     205,550       -            206,000

Services contributed
 by officer            -          -       76,435       -             76,435

Common stock options
 for services          -          -        3,599       -              3,599

Net loss for
  year                 -          -         -        (385,089)     (385,089)
                  ---------   -------   ---------    ---------     --------
Balance - December
       31, 2001   4,019,144 $  4,019   $1,326,467 $(1,245,210)    $  85,276

Net loss for
    year               -          -         -         (84,376)      (84,376)
                  ----------  -------   ---------    --------      --------

Balance - December
   31, 2002       4,019,144 $  4,019   $1,326,467 $(1,329,586)     $    900

Stock issued for
 services           100,000      100          (90)      -                10

Net income for
  period               -          -         -          63,860        63,860
                  ---------   ------    ---------   ---------       -------

Balance - March
   31, 2003       4,119,144 $  4,119   $1,326,377 $(1,265,726)    $  64,770
                  =========  =======    =========  ==========       =======




The accompanying notes are an integral part of these financial statements.

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 March 31, 2003
                                   (Unaudited)

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

     Webb Mortgage Services Corporation was incorporated in the State of Florida on February 25, 1998 and also operated as a mortgage brokerage. Webb Mortgage Services Corporation held a correspondent mortgage lender license in the State of Florida, which had not been renewed as of March 31, 2003.

     Since  December  31,  2001, Webb  Mortgage  Corp.  and  Webb
     Mortgage Services, Inc. were inactive and all brokerage business was transacted through Depot.

     During January 2002, the Company relocated its corporate headquarters to North Carolina.

     In December 2002, the Company entered into a new segment of business operations to purchase, develop, and resell real
     estate.   The Company's president contributed property  held
     personally by him to pay down his promissory note to the Company. The Company then resold the property. The Company
     intends   to   purchase,  develop,  and  resell   additional
     properties in the future. There were no properties developed in the first quarter ended March 31, 2003.

     (B) Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Depot and its Subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 March 31, 2003
                                   (Unaudited)
     (C) Use of Estimates

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

     (E) Concentrations

     The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts as of March 31, 2003, and believes it is not exposed to any significant credit risk.

     As  a  result  of  such concentrations in  the  real  estate business, the entity is vulnerable to a potential severe impact in the near-term with regard to this segment of
     business.   Severe  impact  is  defined  as  the  effect  of
     disrupting the normal functioning of the entity. As of March 31, 2003, there have been no events that have adversely effected the operations of the Company.

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

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 March 31, 2003
                                   (Unaudited)

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

     (I) Broker Commissions

     The Company pays a commission of approximately 40% to 50% of the broker fee received to the individual broker who processes the loan. The commission is generally paid when the loan is funded, or within several days of the funding date.

     (J) Stock-Based Compensation

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

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 March 31, 2003
                                   (Unaudited)

     (K) Income Taxes

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

     (M) Net Income(Loss) Per Common Share

     Basic  net  income  (loss)  per  common  share  (Basic  EPS)
     excludes  dilution and is computed by  dividing net   income
     (loss) available to common stockholder by the weighted-average number of common shares outstanding for the period. Diluted net income  per  share  (Diluted  EPS)  reflects  the  potential
     dilution  that  could  occur  if  stock  options  or   other
     contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common
     stock  that then shared in the earnings of the Company.   At
     March 31, 2003 and 2002, the assumed exercise of common stock equivalents was not utilized since the effect was antidilutive due to the net losses. At March 31, 2003, there were 300,000 common stock options outstanding, which could potentially dilute future earnings per share.

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 March 31, 2003
                                   (Unaudited)

     (M) New Accounting Pronouncements

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

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 March 31, 2003
                                   (Unaudited)

     Statement No. 144 "Accounting for the Impairment or Disposal
     of  Long-Lived Assets"        supercedes Statement  No.  121
     "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS
     121").    Though   it   retains    the   basic
     requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of this pronouncement on January 1, 2003 did not have a material effect on the Company's financial position, results of operations or liquidity.

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

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 March 31, 2003
                                   (Unaudited)

     Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after March 31, 2003 with earlier application encouraged. The adoption of SFAS 146 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

     Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", amends FASB Statement No. 123, "Accounting for Stock-Based
     Compensation." In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, Statement 148 provides alternative methods of transition for a voluntary change to the fair
     value   based        method      of       accounting     for
     stock-based    employee     compensation.     In
     addition, Statement 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Statement also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make pro forma disclosures only in annual financial statements. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of Statement 148 for the year ended December 31, 2002, but will continue to use the method under APB 25 in accounting for stock options. The adoption of the disclosure provisions of Statement 148 did not have a material impact on the Company's financial position, results of operations or liquidity.

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 March 31, 2003
                                   (Unaudited)

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The fair market value of the promissory note receivable from officer at March 31, 2003 is $79,343 based on the present value method . The carrying amounts of the Company's short-term financial instruments, including interest receivable from officer, prepaid expenses and sundry assets, accounts payable, and lines of credit approximate fair value due to the relatively short period to maturity for these instruments.

     (P) Segment Reporting

     The Company complies with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Based upon definitions contained within SFAS No. 131, the Company has determined that it operates in two segments; mortgage brokerage and real estate development.

     (Q) Reclassifications

     Certain amounts in the comparative 2002 consolidated interim
     financial statements have been reclassified to conform   to
     the year  2003 presentation.

Note  2    Note and Interest Receivable from Officer and Property
Contribution

     (A) Note and Interest Receivable from Officer

     On January 1, 2002, the president of the Company signed a promissory note totaling $153,370. The note is unsecured and bears interest at an annual rate of 4.75% per annum, payable quarterly with all principal and remaining accrued interest due on March 31, 2011.

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 March 31, 2003
                                   (Unaudited)



Note 3   Property and Equipment

Property and equipment consists of the following at March 31, 2003 and 2002:

                                         2003      2002
                                       --------  --------
     Leasehold improvements            $      -  $ 59,080
     Computers and equipment              3,257    24,029
     Furniture and fixtures                   -    19,579
                                       --------  --------
                                          3,257   102,688
     Less: Accumulated depreciation      (2,037)  (84,595)
                                       --------  --------
     Property and Equipment, net       $  1,322  $ 18,093

Depreciation expense for the quarters ended March 31, 2003 and 2002 was $102 and $1,238, respectively.

Note 4   Lines of Credit

The Company maintained an overdraft credit line with a bank for funds up to $5,000. The principal amount is due on demand. The line bears interest at prime plus 3% (8% and 8.75% as of March 31, 2003 and 2002, respectively). Amounts outstanding, including accrued interest at March 31, 2003 and 2002 were $2,404, and $4,360, respectively.

The Company maintains a $50,000 line of credit with a bank. The line bears interest at prime plus 3% (7.25% and 7.75% at December 31, 2003 and 2001, respectively). The loan is due on demand and is secured by all assets of the Company with a guarantee by the president of the Company. Amounts outstanding including accrued interest at March 31, 2003 and 2002 were $48,412 and $48,673, respectively.  (See Note 9)

Note 5   Stockholders' Equity

     (A) Common Stock

     During   January  and  February  2001,  the  Company  raised
     $206,000,  net  of  offering costs of $19,000,  for  450,000 common shares pursuant to a private placement offering at $0.50 per share.






                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 March 31, 2003
                                   (Unaudited)

Note 5   Stockholders' Equity(continued)

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

     In February 2003, the Company issued 100,000 shares of restricted common stock at $ .0001with piggyback rights for registration to a brokerage firm for services rendered in connection with assisting the company in going public.

     In   accordance  with  SFAS  123,  for  options  issued   to
     employees, the Company has elected to apply APB Opinion  No.
     25    and   related   interpretations.    Accordingly,    no
     options were issued during the period ended March 31, 2003 and therefore no costs have to be recognized or shown on a proforma basis for the period or for the comparative quarter ended
     March 31, 2002.

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 March 31, 2003
                                   (Unaudited)

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

     A summary of the options issued to employees and consultants as of March 31, 2003 is presented below:

           Options Outstanding                  Options Exercisable
-------------------------------------------  -------------------------
                       Weighted
 Range     Number      Average    Weighted      Number       Weighted
  of     Outstanding  Remaining   Average     Exercisable    Exercise
Exercise at December Contractual  Exercise    at March       Average
 Price    31, 2002       Life      Price       31, 2003       Price
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
         ===========             ==========  =============  ==========

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 March 31, 2003
                                   (Unaudited)

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

The president's January 1, 2000 employment agreement was amended and restated on February 15, 2002 to reduce the annual salary to $75,000 effective January 1, 2002 and to remove all commission and revenue bonuses during the remaining term of the agreement. (See Note 8)

Note 7   Commitments

     (A) Operating Lease

     On January 24, 2001, effective June 1, 2001, the Company entered into a three year office lease agreement for its North Carolina office. Annual rent is $11,298, payable monthly, with a 4% annual increase. Rent expense in 2003 and 2002 relating to this lease was $2,937 and $16,333, respectively. Future minimum lease payments as of March 31, 2003 are as follows:

        2003      $   11,979
        2004           6,107
                  ----------
                  $   18,086
                  ==========

Note 8   Related Parties

During  early 2002 and 2001, the Company had loaned funds to  its president.  The balance due from the president including  accrued
interest was $120,890 and $141,688, respectively,   at March  31,
2003 and 2002 (see Notes 1(E) and 2(A)).

The Company's president personally guarantees all amounts due under the terms of the note receivable and related accrued interest receivable (see Note 2(A)).

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 March 31, 2003
                                   (Unaudited)

Note 8   Related Parties(continued)


The Company's president personally guarantees all amounts due under the line of credit (see Note 4).

The Company entered into an employment agreement with its president (see Note 6).

Note 9  Income Taxes

There was no income tax during the quarters ended March 31, 2003 and 2002 due to the Company's accumulated net losses which exceed the Company's net income for the March 31, 2003 quarter. The tax benefit that has not been recognized at this time would amount to approximately $ 21,700.

The Company has a net operating loss carryforward of approximately $500,000 available to offset future taxable income through 2022.

Note 10  Going Concern

As reflected in the accompanying consolidated interim financial statements, the Company has a net income of $63,870 in 2003, an accumulated deficit of $1,265,716 at March 31, 2003, cash provided in operations of $43,615 in 2003, and a working capital deficiency of $57,442 at March 31, 2003. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate future profits or raise additional capital. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management has cut its operating expenses since January 1, 2002 and believes as the first quarter of 2003 has shown will be profitable. The Company has also entered a new business segment, real estate development and has begun to generate revenue from this segment. The Company intends to meet its obligations from generating income from operations. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.

Note 11  Subsequent Events

During April 2003, the Company will sub-lease its North Carolina office space to an unrelated third party at the rate of $807 per month. The term of the sublease commences April 1, 2003 and terminates on May 31, 2004.

Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations

     THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION CONTAINED IN THIS REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" THAT INVOLVE RISK AND UNCERTAINTIES. THESE STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD" OR "ANTICIPATES" OR THE NEGATIVE THEREOF OR SIMILAR EXPRESSIONS OR BY DISCUSSIONS OF STRATEGY. THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS REPORT.

Results of Operations

     For the quarter ended March 31, 2003 the company has become profitable in that it has net income of $ 65,817 versus a loss at the year ended December 31, 2002 of $ 84,376 and a loss at the comparative period ended March 31, 2002 of $ 41,390.

     The Company has continued its cost cutting ways and has reduced advertising costs almost in half from $ 24,939 in 2002 to $ 13,235 and rent has dropped significantly from $ 16,333 to $ 2,937. Commissions for the quarter ended March 31, 2003 were $ 36,321 compared to $ 35,599 in 2002 when revenues increased from $ 108,720 to $ 177,644.

     Credit report fees have increased slightly from $ 2,204 to $ 2,609 from 2002 to 2003 in accordance with the increased volume of revenues generated in the quarter.

     General and administrative expenses have increased significantly mainly due to increased office and general costs totaling $ 16,692 for the quarter ended March 31, 2003.

     Professional fees decreased and are in credit balance mainly in that most of the costs involved in preparing various regulatory filings occurred in the last fiscal year and certain amounts charged for legal fees in 2002 were reversed as a result of a settlement made with one of the law firms to reduce the amount of fees charged.

Liquidity and Capital Resources

     Since inception, we have funded operations primarily through our brokerage business, net cash proceeds from private offerings of our common stock and through our line of credit with Union Planters Bank, N.A. At March 31, 2003, we had cash and cash equivalents of $17,725 as compared to the year ended December 31, 2002 which was $ 7,921 and our shareholders equity for the quarter ended March 31, 2003 was $64,770 as compared to the year ended December 31, 2002 which was $ 900. We expect our cash on hand to last for the next two (2) months. If cash generated from operations in future periods is insufficient to satisfy our liquidity requirements, we may sell additional equity or debt securities, or obtain additional credit facilities. The issuance of additional equity or convertible debt securities could result in additional dilution to our shareholders.

     Net cash provided from operating activities during quarter ended March 31, 2003 was $ 43,615 which was mainly due to the net income for the period of $ 63,870 compared to net cash used in operating activities for the year ended December 31 2002 which was $45,789, which was primarily due to the net loss of $84,376 offset by compensation received by an officer in exchange for a reduction in the note receivable of $48,708.

     Net cash used in investing activities during the quarter ended March 31, 2003 was $ 33,975 which represents advances to Mr. Webb net of salary allocated as per the employment agreement with the company compared to the year ended December 31, 2002 whereby cash was provided by in investing activities of $17,747. Cash flows provided by financing activities were minimal during the quarter ended March 31, 2003 and the fiscal year ended December 31, 2002, representing slight increases in lines of credit of $ 164 and $1,927 respectively.

     As of March 31, 2003, we had net operating loss carry forwards of approximately $500,000 available to offset future taxable income through 2022.

ITEM 3.  CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report under the supervision and participation of certain members of the Company's management, including the President, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures ( as defined in Rules 13a - 14 and 15d - 14c to the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's President believes that the disclosure controls and procedures are effective with respect to timely communicating to them and other members of management responsible for preparing periodic reports all material information required to be disclosed in this report as it relates to the Company.

                          PART II - OTHER INFORMATION
                         ------------------------------

Item 1 - Legal Proceedings

There are no legal proceedings at this time.

Item 2 - Change in Securities

     In February 2003, 100,000 shares of restricted stock was issued for services rendered.

Item 3 - Defaults Upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

The registrant has changed its head office to 155 Wilson Lake Road, Mooresville, NC 28117 and has maintained the same telephone number.

Item 6 - Exhibits and Reports on Form 8-K

         Exhibit 11     - Computation of earnings per common share - see
                           Statement of Operations

         Exhibit 99.1   - Certification by Byron J. Webb, President,
                          pursuant to Section 906 of the Sorbanes-Oxley Act of 2002.





         Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


Webb Mortgage Depot, Inc.


BY: /s/ Byron J. Webb
   ---------------------------
   Byron J. Webb, President


Dated:  May 12, 2003.

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)




I, Byron J Webb, certify that;


     1. I have reviewed this quarterly report on Form 10-QSB of Webb Mortgage Depot, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registration as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                                       /s/ Byron J. Webb
                           ---------------------------------------------
                                        Byron J. Webb
                                         President





May 12, 2003

                                                                   EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of Webb Mortgage Depot, Inc a Florida corporation (the "Company"), on Form 10-QSB for the quarter ending March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Byron J. Webb President, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                            /s/ Byron J. Webb
                             -------------------------------------------
                                             Byron J. Webb
                                             President


May 12, 2003