Form 10QSB
period 2003-06-30
WEBB MORTGAGE DEPOT INC
filed 2003-08-05
CIK 1140303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003, Commission File Number 333-72376


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

                            4,119,144

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements







                            Webb Mortgage Depot, Inc.


                          Interim Financial Statements

                                 June 30, 2003

WEBB MORTGAGE DEPOT, INC.
CONSOLIDATED INTERIM BALANCE SHEET
AS AT June 30 2003
(UNAUDITED)

-------------------------------------------------------------------------------
                                                 Six Months Ended   Year Ended
                                                     June 30,      December 31,
                                                        2003            2002
                                                  (Unaudited)         Audited
-------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS

Cash and cash equivalents                            $  22,106       $  7,921
Interest receivable                                      5,655          5,655
Prepaid expenses and sundry assets                      37,864          1,683
-------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                    65,625         15,259
-------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, NET                              1,220          1,424
-------------------------------------------------------------------------------
OTHER ASSETS
Due from principal stockholder/officer                  86,915         86,915
-------------------------------------------------------------------------------

TOTAL OTHER ASSETS                                      86,915         86,915
------------------------------------------------------------------------------


TOTAL ASSETS                                        $  153,760      $ 103,598
------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

WEBB MORTGAGE DEPOT, INC.
CONSOLIDATED INTERIM BALANCE SHEET
AS AT June 30 2003
(UNAUDITED)

-------------------------------------------------------------------------------
                                                 Six Months Ended   Year Ended
                                                     June 30,      December 31,
                                                        2003            2002
                                                  (Unaudited)         Audited
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank indebtedness                                     $  51,769      $  52,608
Accounts payable                                         35,835         50,090
Lease obligation - current portion                         -              -
-------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                87,604        102,698
-------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common stock, $ 001 par value, 25,000,000 authorized,
  issued and outstanding - 4,119,144( 2002 - 4,019,144)   4,119          4,019

Additional paid-in capital                            1,326,377      1,326,467

Accumulated deficit                                  (1,264,340)    (1,329,586)
-------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                               66,156            900
-------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKEHOLDERS' EQUITY          $  153,760      $ 103,598
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

WEBB MORTGAGE DEPOT, INC.
CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED June 30 2003
(UNAUDITED)

-------------------------------------------------------------------------------
                          Three Months Ended June 30, Six Months Ended June 30,
                                2003      2002          2003            2002
-------------------------------------------------------------------------------
REVENUE                    $ 132,003  $  174,151      $ 309,647      $ 282,871
-------------------------------------------------------------------------------
EXPENSES
Management salary             17,500      16,250         35,000         32,250
Advertising                    6,159      16,421         19,394         33,457
Appraisals, titlework and
     surveys                   2,295       2,550          5,880          3,700
Commissions                   40,705      80,748         77,026        116,346
Credit reports                   197       3,793          3,990          5,997
Depreciation and amortization    102       1,275            204          2,511
General and administrative    44,015      15,231         73,231         17,510
Processing fees                  475        -             1,054          4,430
Professional fees              7,175       4,186          4,845         42,872
Rent                           1,942       2,862          4,879         19,194
Telecommunications and
    utilities                  7,849       8,730         15,851         22,264
-------------------------------------------------------------------------------

TOTAL EXPENSES               128,414     152,046        241,254        148,737
-------------------------------------------------------------------------------

INCOME(LOSS) FROM OPERATIONS   3,589      22,015         68,293        (17,910)

OTHER ITEMS
Gain on lease termination       -         16,047           -            16,047
Interest income                 -          1,629           -             3,450
Bank charges & loan interest  (1,100)     (1,994)        (3,047)        (5,188)
-------------------------------------------------------------------------------

TOTAL OTHER ITEMS             (1,100)     15,682         (3,047)        14,309
-------------------------------------------------------------------------------

NET INCOME(LOSS)           $   2,489   $  37,787      $  65,246      $  (3,601)
-------------------------------------------------------------------------------

Weighted Average Number of
 Shares Outstanding
   Basic and Diluted       4,119,144  4,019,144       4,119,144      4,019,144
                           =========  =========       =========      =========
Earnings(loss) per share -
  basic and diluted       $        0 $     0.01      $     .015     $        0
                           =========  =========       =========      =========




The accompanying notes are an integral part of these financial statements.

WEBB MORTGAGE DEPOT, INC.
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED June 30 2003
(UNAUDITED)

-------------------------------------------------------------------------------

                                                         2003            2002
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)                                      $  65,246      $  (3,601)
Adjustments to reconcile net income(loss) to net cash
 used in operating activities
  Depreciation and amortization                             204          2,511
  Gain on lease termination                                -           (16,047)
  Lease accretion                                          -            (1,333)
  Stock issued for services                                  10            -
  Compensation                                             -            20,688
Changes in assets and liabilities
  Increase in interest receivable                          -            (3,450)
  Increase in prepaid expenses and sundry assets        (36,181)           -
  Decrease in accounts payable                          (14,255)        (1,330)
  Decrease in commissions payable                          -            (6,467)
-------------------------------------------------------------------------------

                                                        (50,222)        (5,428)
-------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      15,024         (9,029)
-------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
(Advances to)repayment by officer(net)                     -              -
-------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                      -              -
-------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Lines of credit                                            (839)          (654)
-------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                      (839)          (654)
-------------------------------------------------------------------------------

Increase(decrease) in cash                               14,185         (9,683)


Cash and cash equivalents - beginning of period           7,921         34,036
-------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD              $ 22,106      $  24,353
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

WEBB MORTGAGE DEPOT, INC.
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
FROM DECEMBER 31, 2000 TO June 30 2003
(UNAUDITED)
-------------------------------------------------------------------------------


                                                  Deficit
                                                Accumulated
                                     Additional  During the
                     Common Stock      Paid-In   Development
                Shares   Amount        Capital     Stage        Totals
Balance - December,
  31, 2000        3,369,144  $ 3,369   $ 941,083   $ (860,121)    $  84,331

Stock issued for
  services          200,000      200      99,800       -            100,000

Stock issued for
 cash, net          450,000      450     205,550       -            206,000

Services contributed
 by officer            -          -       76,435       -             76,435

Common stock options
 for services          -          -        3,599       -              3,599

Net loss for
  year                 -          -         -        (385,089)     (385,089)
                  ---------   -------   ---------    ---------     --------
Balance - December
       31, 2001   4,019,144 $  4,019   $1,326,467 $(1,245,210)    $  85,276

Net loss for
    year               -          -         -         (84,376)      (84,376)
                  ----------  -------   ---------    --------      --------

Balance - December
   31, 2002       4,019,144 $  4,019   $1,326,467 $(1,329,586)     $    900

Stock issued for
 services           100,000      100          (90)      -                10

Net income for
  period               -          -         -          65,246        65,246
                  ---------   ------    ---------   ---------       -------

Balance - March
   31, 2003       4,119,144 $  4,119   $1,326,377 $(1,264,340)    $  66,156
                  =========  =======    =========  ==========       =======




The accompanying notes are an integral part of these financial statements.

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 June 30 2003
                                   (Unaudited)

Note 1 Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of consolidated financial position and results of operations.

     It is Management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair consolidated financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

     For further information, refer to the audited consolidated financial statements and footnotes for the year ended December 31, 2002 included in the Company's Form 10KSB, as filed with the United States Securities and Exchange Commission.

Note 2   Organization and Summary of Significant Accounting
Policies

     (A) Organization

     Webb Mortgage Depot, Inc. ("Depot" or the "Company") was incorporated in the State of Florida on May 11, 1999 to implement a corporate reorganization. On February 4, 2000, effective as of June 30 2000, Depot acquired Webb Mortgage Corp. and Webb Mortgage Services Corporation (the "Acquirees"). The acquisition was treated as a recapitalization of the Acquirees. Therefore, the accompanying consolidated financial statements reflect the operations of Depot and its subsidiaries for all periods presented.

     Webb Mortgage Corp. was incorporated in the State of Florida on June 19, 1992 and operated as a mortgage broker. The Company holds a mortgage brokerage business license in the States of Florida, North Carolina, New York, and California.

     Webb Mortgage Services Corporation was incorporated in the State of Florida on February 25, 1998 and also operated as a mortgage brokerage. Webb Mortgage Services Corporation held a correspondent mortgage lender license in the State of Florida, which had not been renewed as of June 30 2003.

     Since December 31, 2001, Webb Mortgage Corp. and Webb Mortgage Services, Inc. were inactive and all brokerage business was transacted through Depot.

     During January 2002, the Company relocated its corporate headquarters to North Carolina.

     In December 2002, the Company entered into a new segment of business operations to purchase, develop, and resell real estate. The Company's president contributed property held personally by him to pay down his promissory note to the Company. The Company then resold the property. The Company intends to purchase, develop, and resell additional properties in the future. There were no properties developed in the six months ended June 30 2003.

     (B) Principles of Consolidation

     The accompanying  consolidated financial statements include the accounts of
Depot  and  its  Subsidiaries.   All  significant   intercompany   balances  and
transactions have been eliminated in consolidation.

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 June 30 2003
                                   (Unaudited)
     (C) Use of Estimates

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

     (E) Concentrations

     The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts as of June 30 2003, and believes it is not exposed to any significant credit risk.

     As a result of such concentrations in the real estate business, the entity is vulnerable to a potential severe impact in the near-term with regard to this segment of business. Severe impact is defined as the effect of disrupting the normal functioning of the entity. As of June 30 2003, there have been no events that have adversely effected the operations of the Company.

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

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 June 30 2003
                                   (Unaudited)

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

     The Company accounts for stock options issued to non- employees for goods or services in accordance with SFAS 123.

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 June 30 2003
                                   (Unaudited)

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

     (M) Net Income(Loss) Per Common Share

     Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted- average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At June 30, 2003 and 2002, the assumed exercise of common stock equivalents was not utilized since the effect was antidilutive due to the net losses. At June 30, 2003, there were 300,000 common stock options outstanding, which could potentially dilute future earnings per share.

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 June 30 2003
                                   (Unaudited)

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

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 June 30 2003
                                   (Unaudited)

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

     Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS 145") updates, clarifies, and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale- leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transactions that have similar economic effects. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 June 30 2003
                                   (Unaudited)

     Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one- time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after June 30 2003 with earlier application encouraged. The adoption of SFAS 146 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

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

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 June 30 2003
                                   (Unaudited)

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The fair market value of the promissory note receivable from officer at June 30 2003 is $79,343 based on the present value method . The carrying amounts of the Company's short-term financial instruments, including interest receivable from officer, prepaid expenses and sundry assets, accounts payable, and lines of credit approximate fair value due to the relatively short period to maturity for these instruments.

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
Contribution

     (A) Note and Interest Receivable from Officer

     On January 1, 2002, the president of the Company signed a promissory note totaling $153,370. The note is unsecured and bears interest at an annual rate of 4.75% per annum, payable quarterly with all principal and remaining accrued interest due on June 30 2011.

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 June 30 2003
                                   (Unaudited)



Note 3   Property and Equipment

     Property and equipment consists of the following at June 30, 2003 and 2002:

                                         2003      2002
                                       --------  --------

     Computers and equipment              3,257     3,257
                                       --------  --------
                                          3,257     3,257
     Less: Accumulated depreciation      (2,037)   (1,833)
                                       --------  --------
     Property and Equipment, net       $  1,220  $  1,424
                                       ========  ========

     Depreciation expense for the quarters ended June 30 2003 and 2002 was $102 and $1,273, respectively.



Note 4   Stockholders' Equity

     (A) Common Stock

     During January and February 2001, the Company raised $206,000, net of offering costs of $19,000, for 450,000 common shares pursuant to a private placement offering at $0.50 per share.






                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 June 30 2003
                                   (Unaudited)

Note 4   Stockholders' Equity(continued)

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

     In February 2003, the Company issued 100,000 shares of restricted common stock at $ .0001 with piggyback rights for registration to a brokerage firm for services rendered in connection with assisting the company in going public.

     In accordance with SFAS 123, for options issued to employees, the Company has elected to apply APB Opinion No. 25 and related interpretations. Accordingly, no options were issued during the period ended June 30 2003 and therefore no costs have to be recognized or shown on a proforma basis for the period or for the comparative period ended June 30 2002.

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 June 30 2003
                                   (Unaudited)

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

     For consolidated financial statement disclosure purposes and for purposes of valuing stock options issued to consultants in 2001 in the accompanying consolidated financial statements, the fair market value of each stock option granted was estimated on the date of grant using the Black- Scholes Option-Pricing Model in accordance with SFAS 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.77%, volatility 0% and expected term of two years.

     For consolidated financial statement disclosure purposes, the fair market value of stock options granted to a consultant in 2002 was estimated on the date of grant using the Black-Scholes Model in accordance with SFAS No. 123 using the following assumptions: expected dividend yield 0%, risk-free interest rate of 2.99%, volatility 0% and expected term of three years.

     A summary of the options issued to employees and consultants as of June 30, 2003 is presented below:

           Options Outstanding                  Options Exercisable
-------------------------------------------  -------------------------
                       Weighted
 Range     Number      Average    Weighted      Number       Weighted
  of     Outstanding  Remaining   Average     Exercisable    Exercise
Exercise at December Contractual  Exercise     at June       Average
 Price    31, 2002       Life      Price       30, 2003       Price
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
         ===========             ==========  =============  ==========

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 June 30 2003
                                   (Unaudited)

Note 5   Employment Agreement and Related Amendment

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

     The president's January 1, 2000 employment agreement was amended and restated on February 15, 2002 to reduce the annual salary to $75,000 effective January 1, 2002 and to remove all commission and revenue bonuses during the remaining term of the agreement. (See Note 7)

Note 6   Commitments

     (A) Operating Lease

     On January 24, 2001, effective June 1, 2001, the Company entered into a three year office lease agreement for its North Carolina office. Annual rent is $11,298, payable monthly, with a 4% annual increase. Rent expense in 2003 and 2002 relating to this lease was $4,879 and $19,194, respectively. Future minimum lease payments as of June 30, 2003 are as follows:

        2003      $   11,979
        2004           6,107
                  ----------
                  $   18,086
                  ==========

Note 7   Related Parties


     The Company's president personally guarantees all amounts due under the terms of the note receivable and related accrued interest receivable (see Note 2(A)).

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 June 30 2003
                                   (Unaudited)

Note 7   Related Parties(continued)


     The Company's president personally guarantees all amounts due under the line of credit (see Note 4).

     The Company  entered into an employment  agreement  with its president (see
Note 5).

Note 8  Income Taxes

     There was no income tax during the quarters ended June 30 2003 and 2002 due to the Company's accumulated net losses which exceed the Company's net income for the June 30 2003 quarter. The tax benefit that has not been recognized at this time would amount to approximately $ 24,750.

     The Company has a net operating loss carryforward of approximately $500,000 available to offset future taxable income through 2022.

Note 9  Going Concern

     As reflected in the accompanying consolidated interim financial statements, the Company has a net income of $65,246 in 2003, an accumulated deficit of $1,264,340 at June 30 2003, cash provided in operations of $15,024 in 2003, and a working capital deficiency of $44,684 at June 30 2003. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate future profits or raise additional capital. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     Management has cut its operating expenses since January 1, 2002 and believes as the first six months of 2003 has shown will be profitable. The Company has also entered a new business segment, real estate development and has begun to generate revenue from this segment. The Company intends to meet its obligations from generating income from operations. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.

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

Results of Operations

     For the six months ended June 30 2003 the company has become profitable in that it has net income of $ 65,246 versus a loss at the year ended December 31, 2002 of $ 84,376 and income at the comparative period ended June 30 2002 of $ 37,787.

     The Company has continued its cost cutting ways and has reduced advertising costs almost in half from $ 33,457 in 2002 to $ 19,394 and rent has dropped significantly from $ 16,333 to $ 2,937. Commissions for the six months ended June 30, 2003 were $ 77,026 compared to $ 116,346 in 2002 when revenues increased from $ 282,871 to $ 309,647.

     Credit report fees have decreased from $ 5,997 to $ 3,990 from 2002 to 2003 in accordance with the increased volume of revenues generated in the six months.

     General and administrative expenses have increased significantly mainly due to increased office and general costs totaling $ 73,231 for the six months ended June 30 2003.

     Professional fees have decreased significantly from $ 42,872 in 2002 to $ 4,845 in 2003 since no major filings have taken place in this perid


Liquidity and Capital Resources

     Since inception, we have funded operations primarily through our brokerage business, net cash proceeds from private offerings of our common stock and through our line of credit with Union Planters Bank, N.A. At June 30 2003, we had cash and cash equivalents of $22,106 as compared to the year ended December 31, 2002 which was $ 7,921 and our shareholders equity for the quarter ended June 30 2003 was $66,156 as compared to the year ended December 31, 2002 which was $ 900. We expect our cash on hand to last for the next two (2) months. If cash generated from operations in future periods is insufficient to satisfy our liquidity requirements, we may sell additional equity or debt securities, or obtain additional credit facilities. The issuance of additional equity or convertible debt securities could result in additional dilution to our shareholders.

     Net cash provided from operating activities during six months ended June 30 2003 was $ 15,024 which was mainly due to the net income for the period of $ 65,246 compared to net cash used in operating activities for the year ended December 31 2002 which was $45,789, which was primarily due to the net loss of $84,376 offset by compensation received by an officer in exchange for a reduction in the note receivable of $48,708.

     Net cash used in investing activities during the quarter ended June 30 2003 was $ 0 with the company compared to the year ended December 31, 2002 whereby cash was provided by in investing activities of $17,747.

     As of June 30, 2003, we had net operating loss carry forwards of approximately $500,000 available to offset future taxable income through 2022.

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


Dated:  August 5, 2003.

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





August 5, 2003

                                                                   EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of Webb Mortgage Depot, Inc a Florida corporation (the "Company"), on Form 10-QSB for the six months ended June 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Byron J. Webb President, of the Company, certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

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


August 5, 2003