Form 10QSB
period 2003-09-30
WEBB MORTGAGE DEPOT INC
filed 2003-11-14
CIK 1140303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2003, Commission File Number 333-72376


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

                            4,119,144

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements







                            Webb Mortgage Depot, Inc.


                          Interim Financial Statements

                                 September 30, 2003

WEBB MORTGAGE DEPOT, INC.
CONSOLIDATED INTERIM BALANCE SHEET
AS AT September 30 2003
(UNAUDITED)

-------------------------------------------------------------------------------
                                                                   Year Ended
                                                 September 30,     December 31,
                                                    2003              2002
                                                 (Unaudited)        Audited
-------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS

Cash and cash equivalents                            $   4,620       $  7,921
Interest receivable                                      5,655          5,655
Real estate under construction                          56,069            -
Prepaid expenses and sundry assets                       1,607          1,683
-------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                    67,951         15,259
-------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, NET                             26,399          1,424
-------------------------------------------------------------------------------
OTHER ASSETS
Due from principal stockholder/officer                   8,757         86,915
-------------------------------------------------------------------------------

TOTAL OTHER ASSETS                                       8,757         86,915
------------------------------------------------------------------------------


TOTAL ASSETS                                        $  103,107      $ 103,598
------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

WEBB MORTGAGE DEPOT, INC.
CONSOLIDATED INTERIM BALANCE SHEET
AS AT June 30 2003
(UNAUDITED)

-------------------------------------------------------------------------------
                                                                   Year Ended
                                                    September 30,  December 31,
                                                        2003            2002
                                                    (Unaudited)      Audited
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank indebtedness                                     $  52,020      $  52,608
Accounts payable                                         30,780         50,090
Due to principal stockholder                                -             -
-------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                82,800        102,698
-------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common stock, $ 001 par value, 25,000,000 authorized,
  issued and outstanding - 4,119,144( 2002 - 4,019,144)   4,119          4,019

Additional paid-in capital                            1,326,377      1,326,467

Accumulated deficit                                  (1,310,189)    (1,329,586)
-------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                               20,307            900
-------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKEHOLDERS' EQUITY          $  103,107      $ 103,598
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

WEBB MORTGAGE DEPOT, INC.
CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(UNAUDITED)

-------------------------------------------------------------------------------

                                                         2003            2002
-------------------------------------------------------------------------------
REVENUE                                               $ 383,459      $ 348,881
-------------------------------------------------------------------------------
EXPENSES
Management salary                                        52,500         56,250
Advertising                                              36,048         40,420
Appraisals, titlework and
     surveys                                              6,800          4,500
Commissions                                             135,675        153,161
Credit reports                                            8,694          8,112
Depreciation and amortization                             1,636          2,599
General and administrative                               48,954         30,649
Processing fees                                          13,220          4,430
Professional fees                                        27,720         57,151
Rent                                                      7,796         22,132
Telecommunications and
    utilities                                            20,819         26,605
-------------------------------------------------------------------------------

TOTAL EXPENSES                                          359,862        406,009
-------------------------------------------------------------------------------

INCOME(LOSS) FROM OPERATIONS                             23,597        (57,128)

OTHER ITEMS
Gain on lease termination                                  -               222
Interest income                                            -             4,920
Bank charges & loan interest                             (4,200)        (7,981)
-------------------------------------------------------------------------------

TOTAL OTHER ITEMS                                        (4,200)        (2,639)
-------------------------------------------------------------------------------

NET INCOME(LOSS)                                      $  19,397     $  (59,767)
-------------------------------------------------------------------------------

Weighted average number of
 shares outstanding -
   basic and diluted                                  4,119,144      4,019,144
                                                      =========      =========
Earnings(loss) per share -
  basic and diluted                                  $     .005     $    (.015)
                                                      =========      =========




The accompanying notes are an integral part of these financial statements.

WEBB MORTGAGE DEPOT, INC.
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(UNAUDITED)

-------------------------------------------------------------------------------

                                                         2003            2002
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)                                      $  19,397      $ (59,767)
Adjustments to reconcile net income(loss) to net cash
 used in operating activities
  Depreciation and amortization                           1,636          2,599
  Gain on lease termination                                -              (422)
  Lease accretion                                          -            (1,333)
  Stock issued for services                                  10            -
  Compensation                                             -            20,695
Changes in assets and liabilities
  Increase in interest receivable                          -            (4,920)
  Increase in prepaid expenses                               76            150
  Increase in real estate under construction            (56,069)           -
  Decrease in accounts payable                          (19,310)         3,553
  Increase in accrued compensation                         -             7,000
  Decrease in commissions payable                          -           (10,902)
-------------------------------------------------------------------------------

                                                        (73,657)        16,420
-------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                   (54,260)       (43,347)
-------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets                                (26,611)          -
-------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                   (26,611)          -
-------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Lines of credit                                            (588)          -
(Advances to)repayment by officer(net)                   78,158         17,747
Repayment of loans                                                      (1,684)
-------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                77,570         16,063
-------------------------------------------------------------------------------

Increase(decrease) in cash                               (3,301)       (27,284)


Cash and cash equivalents - beginning of period           7,921         34,036
-------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD              $  4,620      $   6,752
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

WEBB MORTGAGE DEPOT, INC.
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
FROM DECEMBER 31, 2000 TO SEPTEMBER 30, 2003
(UNAUDITED)
-------------------------------------------------------------------------------




                                     Additional
                     Common Stock      Paid-In    Accumulated
                   Shares   Amount     Capital      Deficit       Totals
Balance - December,
  31, 2000        3,369,144  $ 3,369   $ 941,083   $ (860,121)    $  84,331

Stock issued for
  services          200,000      200      99,800       -            100,000

Stock issued for
 cash, net          450,000      450     205,550       -            206,000

Services contributed
 by officer            -          -       76,435       -             76,435

Common stock options
 for services          -          -        3,599       -              3,599

Net loss for
  year                 -          -         -        (385,089)     (385,089)
                  ---------   -------   ---------    ---------     --------
Balance - December
       31, 2001   4,019,144 $  4,019   $1,326,467 $(1,245,210)    $  85,276

Net loss for
    year               -          -         -         (84,376)      (84,376)
                  ----------  -------   ---------    --------      --------

Balance - December
   31, 2002       4,019,144 $  4,019   $1,326,467 $(1,329,586)     $    900

Stock issued for
 services           100,000      100          (90)      -                10

Net income for
  period               -          -         -          19,397        19,397
                  ---------   ------    ---------   ---------       -------

Balance - September
   30, 2003       4,119,144 $  4,119   $1,326,377 $(1,310,189)    $  20,307
                  =========  =======    =========  ==========       =======




The accompanying notes are an integral part of these financial statements.

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 September 30 2003
                                   (Unaudited)

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

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                            September 30 2003
                               (Unaudited)
     (C) Use of Estimates

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

     (E) Concentrations

     The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts as of September 30 2003, and believes it is not exposed to any significant credit risk.

     As a result of such concentrations in the real estate business, the entity is vulnerable to a potential severe impact in the near-term with regard to this segment of business. Severe impact is defined as the effect of disrupting the normal functioning of the entity. As of September 30 2003, there have been no events that have adversely effected the operations of the Company.

     (F) Property and Equipment

     Property and equipment are stated at cost and depreciation is computed using the declining balance method over the estimated economic useful life of 5 to 7 years. Leasehold improvements on the lease, which was terminated in 2002, had been amortized using the straight-line method over the lease term of 5 years. Maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

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

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 September 30 2003
                                   (Unaudited)

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

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 September 30 2003
                                   (Unaudited)

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

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 September 30 2003
                                   (Unaudited)

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

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 September 30 2003
                                   (Unaudited)

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

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 September 30 2003
                                   (Unaudited)

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

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 September 30 2003
                                   (Unaudited)

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The fair market value of the promissory note receivable from officer at September 30 2003 is $8,757 based on the present value method . The carrying amounts of the Company's short-term financial instruments, including interest receivable from officer, prepaid expenses and sundry assets, accounts payable, and lines of credit approximate fair value due to the relatively short period to maturity for these instruments.

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

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 September 30 2003
                                   (Unaudited)



Note 3   Property and Equipment

     Property and equipment consists of the following at June 30, 2003 and 2002:

                                         2003      2002
                                       --------  --------
     Leasehold improvements              26,611      -
     Computers and equipment              3,257     3,257
                                       --------  --------
                                         29,868     3,257
     Less: Accumulated depreciation      (3,469)   (1,833)
                                       --------  --------
     Property and Equipment, net       $ 26,399  $  1,424
                                       ========  ========





Note 4   Stockholders' Equity

     (A) Common Stock

     During January and February 2001, the Company raised $206,000, net of offering costs of $19,000, for 450,000 common shares pursuant to a private placement offering at $0.50 per share.






                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 September 30 2003
                                   (Unaudited)

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

     In February 2003, the Company issued 100,000 shares of restricted common stock at $ .0001 with piggyback rights for registration for consulting fees rendered

     In accordance with SFAS 123, for options issued to employees, the Company has elected to apply APB Opinion No. 25 and related interpretations. Accordingly, no options were issued during the period ended September 30 2003 and therefore no costs have to be recognized or shown on a proforma basis for the period or for the comparative period ended September 30 2002.

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 September 30 2003
                                   (Unaudited)

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

     A summary of the options issued to employees and consultants as of September 30, 2003 is presented below:

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
         ===========             ==========  =============  ==========

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 September 30 2003
                                   (Unaudited)

Note 5   Employment Agreement and Related Amendment

     The Company entered into an employment agreement, effective January 1, 2000, with its president to pay him $135,000 per year with annual 10% increase and a bonus of 1% of gross commission revenues plus additional bonuses as stipulated. The president may also receive stock options to acquire 1,000,000 common shares at $3.00 per share based on the Company achieving stipulated revenue milestones. No options were issued as of September 30, 2003.

     The president's January 1, 2000 employment agreement was amended and restated on February 15, 2002 to reduce the annual salary to $75,000 effective January 1, 2002 and to remove all commission and revenue bonuses during the remaining term of the agreement. (See Note 7)

Note 6   Commitments

     (A) Operating Lease

     On January 24, 2001, effective June 1, 2001, the Company entered into a three year office lease agreement for its North Carolina office. Annual rent is $11,298, payable monthly, with a 4% annual increase. Rent expense in 2003 and 2002 relating to this lease was $7,796 and $22,132, respectively. Future minimum lease payments as of June 30, 2003 are as follows:

        2003      $   11,979
        2004           6,107
                  ----------
                  $   18,086
                  ==========

Note 7   Related Parties


     The Company's president personally guarantees all amounts due under the terms of the note receivable and related accrued interest receivable (see Note 2(A)).

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 September 30 2003
                                   (Unaudited)

Note 7   Related Parties(continued)


     The Company's president personally guarantees all amounts due under the line of credit (see Note 4).

     The Company  entered into an employment  agreement  with its president (see
Note 5).

Note 8  Income Taxes

     There was no income tax during the quarters ended September 30 2003 and 2002 due to the Company's accumulated net losses which exceed the Company's net income for the September 30 2003 period. The tax benefit that has not been recognized at this time would amount to approximately $ 7,359.

     The Company has a net operating loss carryforward of approximately $500,000 available to offset future taxable income through 2022.

Note 9  Going Concern

     As reflected in the accompanying consolidated interim financial statements, the Company has a net income of $19,397 in 2003, an accumulated deficit of $1,310,189 at September 30 2003, cash used in operations of $54,260 in 2003, and working capital of $32,551 at September 30 2003. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate future profits or raise additional capital. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     Management has cut its operating expenses since January 1, 2002 and believes as the nine months of 2003 has shown, that the future operations of the Company will be profitable. The Company has also entered a new business segment, real estate development and has begun to generate revenue from this segment. The Company intends to meet its obligations from generating income from operations. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.

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

Results of Operations

     For the nine months ended September 30 2003 the company has become profitable in that it has net income of $ 19,397 versus a loss at the year ended December 31, 2002 of $ 84,376 and a loss for the comparative period ended September 30 2002 of $ 59,767.

     The Company has continued its cost cutting ways and has reduced advertising costs almost 40% from $ 56,250 in 2002 to $ 36,048 and rent has dropped significantly from $ 22,132 to $ 7,796. Commissions for the nine months ended September 30, 2003 were $ 135,675 compared to $ 153,161 in 2002 when revenues increased from $ 348,881 to $ 383,459.

     Credit report fees have decreased from $ 8,112 to $ 6,800 from 2002 to 2003 respectively even though revenues have increased.

     General and administrative expenses have increased significantly mainly due to increased office and general costs totaling $ 48,954 for the nine months ended September 30, 2003 compared to the same period last year of only 30,649, which is partially due to the move to new offices.

     Processing fees increased to $ 13,220 in 2003 from 4,390 in 2002 partially because of the increased volume in revenues.

     Professional fees have decreased significantly from $ 57,151 in 2002 to $ 27,720 in 2003 since no major filings have taken place in this period.

     Telecommunications and utilities has decreased from $ 26,605 in 2002 to $ 20,819 in 2003 which reflects the move to new offices and the cuts in expenses undertaken by management.

Liquidity and Capital Resources

     Since inception, we have funded operations primarily through our brokerage business, net cash proceeds from private offerings of our common stock and through our line of credit with Union Planters Bank, N.A. At September 30 2003, we had cash and cash equivalents of $4,620 as compared to the year ended December 31, 2002 which was $ 7,921 and our shareholders equity for the nine months ended September 30 2003 was $20,307 as compared to the year ended December 31, 2002 which was $ 900. We expect our cash on hand to last for the next two (2) months. If cash generated from operations in future periods is insufficient to satisfy our liquidity requirements, we may sell additional equity or debt securities, or obtain additional credit facilities. The issuance of additional equity or convertible debt securities could result in additional dilution to our shareholders.

     Net cash used in operating activities during nine months ended September 30, 2003 was $ 54,260 which was mainly due to construction of real estate that was incomplete at the nine months then ended and reduction in accounts payable compared to net cash used in operating activities for the year ended December 31 2002 which was $45,789, which was primarily due to the net loss of $84,376 offset by compensation received by an officer in exchange for a reduction in the note receivable of $48,708.

     Net cash used in investing activities during the quarter ended September 30, 2003 was $ 26,611 resulting from additions to the new office compared to the year ended December 31, 2002 whereby cash was provided by in investing activities of $17,747.

     As of September 30, 2003, we had net operating loss carry forwards of approximately $500,000 available to offset future taxable income through 2022.

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

Item 6 - Exhibits and Reports on Form 8-K

         Exhibit 11     - Computation of earnings per common share - see
                           Statement of Operations

         Exhibit 31     - Certification pursuant to Section of the Sorbanes-
                          Oxley Acot of 2002

         Exhibit 32     - Certification by Byron J. Webb, President,
                          pursuant to Section 906 of the Sorbanes-Oxley Act of 2002.





         Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


Webb Mortgage Depot, Inc.


BY: /s/ Byron J. Webb
   ---------------------------
   Byron J. Webb, President


Dated:  November 14, 2003.

                                                             EXHIBIT 31

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





November 14, 2003

                                                                   EXHIBIT 32

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of Webb Mortgage Depot, Inc a Florida corporation (the "Company"), on Form 10-QSB for the nine months ended September 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Byron J. Webb President, of the Company, certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

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


November 14, 2003