Form 10KSB
period 2003-12-31
WEBB MORTGAGE DEPOT INC
filed 2004-04-15
CIK 1140303

United States
               Securities and Exchange Commission
                     Washington, D.C. 20549
                    ------------------------

                           Form 10-KSB

     [X]  Annual Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

          For the Fiscal Year Ended December 31, 2003

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Transition Period from_________to__________

                Commission File Number 333-72376

                    Webb Mortgage Depot, Inc.
      ------------------------------------------------------
     (Exact Name of Registrant as Specified in its Charter)

             Florida                           65-0920373
  -------------------------------       ---------------------------
  (State or other jurisdiction of           (I.R.S. employer
   incorporation or organization)         identification number)

         155 Wilson Lake Road, Mooresville, NC   28117
---------------------------------------------------------------------
 (Address of principal executive offices)       (Zip code)

 Registrant's Telephone Number, Including Area Code: (800) 952-8706

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act:

           Common Stock, $0.001 par value per share,
---------------------------------------------------------

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $ 481,198.

     Currently, there is no public market for our common stock. Our common stock is not now listed on any national securities exchange, the NASDAQ stock market or the Over-The-Counter Bulletin Board.

     Some of the statements contained in this Form 10-KSB are not historical facts rather "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative of such terms or other variations, or by discussions of strategy that involve risks and uncertainties. Caution should be exercised in regards to these forward-looking statements. Such statements contained herein reflect our current beliefs with respect to future events. These beliefs involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee and general business factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results. Actual results may differ materially as a result of the above-mentioned risks, and from assumptions made based on anticipated events. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Risk Factor section of this document and in Item 6. "Management's Discussion and Analysis of Financial Condition or Plan of Operation."

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

     Additionally, we have entered the home development business. Our founder, Byron Webb, has purchased one home, which he intends to transfer into the Company a week or two prior to the sale. Therefore, we will receive the proceeds from the sale of the homes. Mr. Webb will only transfer the house into the Company after he has entered into a binding sales contract to sell the home, and all conditions precedent to closing have been met. Therefore, we will receive net proceeds from the sale of the home after the mortgage, closing costs and other expenses have been deducted.

     The Company has cut costs and as result is showing a profit for this fiscal year of $ 68,438 compared with a loss of $ 84,376 for fiscal 2002.
However, there is no guarantee that the Company will have profits in the future.


     Our articles of incorporation authorize us to issue up to 25,000,000 shares of common stock at a par value of $0.001 per share. As of December 31, 2003 we had 4,019,144 shares of our Common Stock outstanding. Due to the cost of expanding our operations and given our current cash flows, there is an uncertainty about our ability to continue as a going concern (see Footnote 12 to Item 7. Financial Statements).

     To address this we have cut our general and administrative costs and in relocated our Boca Raton offices to Matthews, North Carolina for a significant cost savings in rent (see Footnotes 7 and 8(A) to Item 7. Financial Statements). We have also entered a new business segment, real estate development and have begun to generate revenue from this segment. We intend to meet our obligations from generating income from our operations. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.

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

     According to the forecast, development prospects will be strongest for housing in general: it ranks master-planned communities, middle-income detached housing, and infill housing as having the most potential. Urban mixed-use properties, mixed- use town centers and attached housing are also expected to offer modestly good prospects. Offering the least potential is upscale/luxury hotels; followed (in order) by downtown office space, high-rise suburban office space, resort hotels, mid- price/economy hotels, regional malls and low-rise suburban office space.

     In conclusion, the for-sale housing sector is expected to fare much better than the commercial side, with infill housing and middle-income detached homes experiencing fair to strong price increases.

Principal Products and Services

  Traditional Mortgage Services
  -----------------------------

     We generate revenues by originating mortgage loans that are funded by third parties. We have access to over fifty (50) institutional and private lenders, which allowed us to have a ninety-four percent (94%) funding rate for all our loan applicants during fiscal 2003. However, most of the loans that we originate are funded by a smaller subset of lenders.

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

     We provide "non-doc" or "reduced-doc" loans to sub-prime borrowers. These "non-doc" or "reduced-doc" loans are provided typically to borrowers with prime credit ratings who desire to maintain their privacy as to details of their income, self- employed persons or persons with blemished credit histories. Management anticipates an increase in "sub-prime" and "no-doc" loans as the market for self-employed borrowers and individuals with blemished credit grows.

  Online Mortgage Services
  ------------------------

     In 1995 we established www.webbmortgage.com. This site advertises and generates leads for our traditional mortgage services. We use this web site to service those individuals who prefer the convenience of the online process versus traditional mortgage services. Our online service complements the highly personalized service offered at our traditional offices. The majority of our online business is generated from home refinancing, because of the decrease in interest rates. During fiscal 2002, we estimate that we received approximately twenty- two percent (22)% of our mortgage loans from the Internet.

     We believe it is important to have an Internet presence. A study conducted by the Mortgage Banker's Association found that eighty-two (82%) per cent of consumers who obtained a mortgage in 2002, whether for the purchase of a new home or refinancing, used the Internet at some point during the home buying or mortgage process.

New Product Offerings

     We intend to increase business in states where we are licensed by purchasing e-mail lists of prospective customers and running marketing and promotional campaigns. During the first and second quarter of fiscal 2003, we have done extensive advertising in order to increase our business in Florida and North Carolina. We generally run advertisements in local papers to advertise the rates on certain of our mortgage products. We plan on forming new partnerships and strategic alliances with real estate agents, developers, lawyers, accountants, financial planners and other persons who are involved in the home buying process.

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

     In the future, we would like to be licensed in the following states:

       1. Connecticut and New Jersey - states in the New York Tri-State area,

       2. Pennsylvania - near the Tri-State area,

       3. Nevada - a rapidly growing state,

       4. Arizona - a rapidly growing state,

       5. Colorado - a rapidly growing state

  Home Development Business
  -------------------------

     In 2002 the Company entered the home development business and sold homes in 2002. In 2003 Mr. Webb purchased and is renovating a home in North Carolina. In 2004 Mr. Webb intends on transferring this home to the Company.


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

Competition

     We believe that we have a competitive advantage over other mortgage brokers, because we offer our consumers a comprehensive selection of mortgage products. The process of obtaining a mortgage loan or refinancing a mortgage loan can be time- consuming, frustrating and overwhelming for many consumers. Consumers want to make certain that they get the best rates on their mortgage loans. If they go to a large financial institution, such as Citibank or NationsBank, they may not get the best rates. These organizations have financial incentives to keep them with their financial institution, even if they do not offer the most comprehensive selection of mortgage products. Similarly, if they go to a small mortgage broker, it may not have access to the best mortgage products. Smaller mortgage brokers may not be approved by some of the more established lenders, such as CountryWide and Eastern Savings Bank.

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

     Mortgage origination activities are subject to the provisions of various federal and state statutes including the Equal Credit Opportunity Act, the Fair Housing Act, the Truth-in- Lending Act, the Fair Credit Reporting Act and the Real Estate Settlement Procedures Act. The Equal Credit Opportunity Act and the Fair Housing Act prohibit us from discriminating against applicants on the basis of race, color, religion, national origin, familial status, sex, age, marital status or other prohibited characteristics.

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

Employees

     As of December 31, 2003, Byron J. Webb is our only full-time employee. At the present time, we work with seven (7) mortgage brokers, who are independent contractors. This number varies from time to time, and during certain peak time periods, we have had as many as fourteen (14) independent contractors working with us. The number of independent contractors in our offices as of December 31, 2003 is as follows: four (4) in Boca Raton, Florida and four (4) in Matthews, North Carolina (which includes Byron Webb). Our founder, Byron J. Webb, who is in Matthews, North Carolina, is our only employee.


                          RISK FACTORS

WE HAVE A HISTORY OF LOSSES AND EXPECT LOSSES FOR THE FORESEEABLE FUTURE.

     We operated at a profit during fiscal 2003 of $ 68,438, however for fiscal 2002 we had a loss of $ 84,376. Given our planned operating and capital expenditures, we may incur operating and net losses in the foreseeable future. It is critical to our success that we continue to devote financial resources to sales and marketing and developing brand awareness. As a result, we expect that our operating expenses will increase significantly during the next several years, especially in sales and marketing. As we increase spending, our losses may continue to increase in the foreseeable future. As a result, we may never achieve or sustain profitability, and if we do achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

     We received a going concern qualification for the fiscal years ended December 31, 2003 and 2002. The ability of our company to continue as a going concern is dependent on our ability to generate future profits or to raise additional capital. We have begun cutting costs in the areas of advertising and in April 2002 relocated our Boca Raton offices for a significant cost savings in rent. Additionally, the Company will expand its home development business. We believe that these actions will allow us to continue as a going concern.
However, we cannot provide you with any assurances that we will be able to continue as a going concern.

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

     The value of our brand could be diluted if visitors to our web site do not perceive our existing services to be of high quality or if we alter or modify our brand image, introduce new services or enter into new business ventures that are not favorably received. Moreover, promoting and enhancing our brand will also depend, in part, on our ability to provide a high- quality customer experience. We cannot assure you that we will be successful in achieving this goal.

OUR BUSINESS IS HEAVILY DEPENDENT ON THE FLORIDA ECONOMY.

     At the current time, our business is heavily dependent on the Florida economy. During fiscal 2003, we estimate that approximately 75% of our mortgage loans were originated in Florida. The Florida economy may suffer a downturn or recession due to, among other things, natural disasters, such as hurricanes and flooding. To the extent that borrowers are uninsured for natural disasters, our ability to collect on the mortgages will be impaired. Increased delinquencies or defaults resulting from natural disasters could adversely affect our business.

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


ITEM 2.  DESCRIPTION OF PROPERTIES.

     Our corporate headquarters are located at 155 Wilson Lake Road, Matthews, NC 28117, a suburb of Charlotte, North Carolina. The facility in Matthews, NC consists of approximately 900 sq. feet and is leased at a rate of $975 per month through May 31,2004. We do not have any proposed programs for the renovation, improvement or development of our office space, nor do we plan to relocate our offices in the foreseeable future. If additional facilities are needed, management believes that suitable expansion space is available to meet our future needs at commercially reasonable terms.

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

  B.   Holders

     As of December 31, 2003 there were 40 stockholders of record of our Common Stock.

  C.   Dividends

     We have not paid dividends on our common stock since the date of our incorporation and we do not anticipate paying any common stock dividends in the foreseeable future. We anticipate that any earnings will be retained for development and expansion of our businesses (i.e. mortgages and real estate sales) and we do not anticipate paying any cash dividends in the foreseeable future. Furthermore, our credit facility with Union Planters Bank restricts us from paying any dividends to our shareholders, unless we obtain prior written consent from Union Planters. Future dividend policy will depend upon our earnings, financial condition, contractual restrictions and other factors considered relevant by our Board of Directors and will be subject to limitations imposed under Florida law.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


                   FORWARD LOOKING STATEMENTS

     The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward- looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements.

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

     Additionally, we entered the business of buying homes, renovating them and then selling them. During fiscal 2003 Mr.Webb purchased a home which is being renovated and is expected to sell in the first quarter of 2004. Mr. Webb will transfer the property to the Company once it is ready for resale.

     During fiscal 2002, we took steps to significantly reduce our overhead expenses. These cost cutting measures have helped the Company turn a profit in 2003. , we did not issue any shares of our common stock to consultants and other third parties during fiscal 2003. In order to increase revenues, we will continue to expand into other states where the demographics indicate that there are a large number of homebuyers and we have made plans to enter the home development business.

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

     As a result of the recapitalization, we have two wholly- owned subsidiaries, Webb Mortgage Corp. and Webb Mortgage Services Corporation. As of December 31, 2003, these companies were inactive and all brokerage business was transacted through Webb Mortgage Depot, Inc.


YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31,
2002

     REVENUES. Total revenues decreased to $481,198 for fiscal 2003 compared to total revenues of $703,723 for fiscal 2002. The fiscal year ended December 31, 2002 included $ 257,000 for sale of real estate and in fact borkerage fees increased from $ 446,723 to $ 481,198 in 2003. We originated more mortgage loans in fiscal 2003.

     COMPENSATION. Compensation expenses consist primarily of management and employee salaries. In an effort to reduce total operating expenses, total compensation expenses in both 2002 and 2003 were $75,000.

     ADVERTISING. In an additional effort to reduce total operating expenses, Advertising expenses decreased to $48,194, compared with $53,505, reflecting the lower revenues earned.

     APPRAISALS, TITLEWORK AND SURVEYS. Fees for appraisals, title work and surveys were $11,415 in 2003 compared with $7,975 in 2002 mainly because of the need to cover certain costs not normally paid in order to help attract and close mortgage deals.

     COMMISSIONS. We pay commissions of approximately 40% to 50% of the brokerage fee that we receive to the individual broker who processed the loan. The commission is paid when the loan is funded. Commissions decreased to $146,467 from $199,636, in 2002 again due to the lower revenue. Our commissions decreased because we did not originate as many loans in the year ended December 31, 2003 compared with loans originated in the year December 31, 2002. In addition, commissions as a percentage of revenue increased, since our President originated more loans in the year ended December 31, 2003 compared to the year ended December 31, 2002. Our President does not receive commissions for the loans he originates because he is paid pursuant to an employment agreement.

     CONSULTING. Consulting fees were paid to the spouse of the President as she is actively engaged in the operations of the Company. The Compensation was therefore split between Byron Webb and his wife without any additional burden on the Company.

     CREDIT REPORT FEES. We engage third parties to perform these services and do not charge our borrowers a markup for these services. Credit report fees were $8,356 in 2003 compared with $10,070 in 2002.

     DEPRECIATION. Depreciation was $4,047 in 2003 compared with $2,244 in 2002 mainly due to depreciation on the leasehold improvements incurred to build the Company's new offices.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $46,797 in 2002 to $75,809 in 2003.

     PROCESSING FEES. Processing fees increased from $6,203 in 2002 to $18,861 in 2003 mainly due to the fact that although revenues are down the revenue received per mortgage was lower because of reduced fees, however volume of transactions was actually higher.

     PROFESSIONAL FEES. Professional fees include fees paid to our accountants and attorneys. Our professional fees were $ 16,003 in 2003 compared with $70,941, in 2002.

     RENT. Rent was $18,084 in 2003 compared with $25,069, in 2002. Our rent expense has decreased significantly given the termination of our lease for office space in Boca Raton in March 2002.

Liquidity and Capital Resources

     Since inception, we have funded operations primarily through our brokerage business, net cash proceeds from private offerings of our common stock and through our line of credit with Union Planters Bank, N.A. At December 31, 2003, we had cash and cash equivalents of $30,257 and our stockholders' equity was $57,211. We expect our cash on hand to last for the next two (2) months. If cash generated from operations in future periods is insufficient to satisfy our liquidity requirements, we may sell additional equity or debt securities, or obtain additional credit facilities. The issuance of additional equity or convertible debt securities could result in additional dilution to our shareholders.

     Net cash used in operating activities during fiscal 2003 was $68,463, which was primarily due to the reduction in accounts payable and the funds used in renovating real estate. offset by advances and repayments by the officer of the Company. Net cash used in operating activities during fiscal 2002 was $45,789, which was primarily due to the net loss of $84,376.


     Byron Webb, our founder, has repaid the debt owing to the Company and has advanced other monies to the Company.

     As of December 31, 2003, we had net operating loss carry forwards of approximately $494,500 available to offset future taxable income through 2022.

ITEM 7.  FINANCIAL STATEMENTS.



                    Webb Mortgage Depot, Inc.
                        and Subsidiaries

                Consolidated Financial Statements

                        December 31, 2003

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

CONSOLIDATED STATEMENTS OF CASH FLOWS                            F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    F-6 to F-18

                  Independent Auditors' Report



To the Board of Directors of:
Webb Mortgage Depot, Inc.

     We have audited the accompanying consolidated balance sheets of Webb Mortgage Depot, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Webb Mortgage Depot, Inc. and Subsidiaries as of December 31 , 2003 and 2002 and the results of its operations and cash flows for the years then ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has a net income of $56,196 in 2002, an accumulated deficit of $1,273,390 at December 31, 2003. These matters raise to complete substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Atkins & Russell.
Oklahoma City, Oklahoma
April 2004

                Webb Mortgage Depot, Inc. and Subsidiaries
                        Consolidated Balance Sheets
                        December 31, 2003 and 2002

                                  Assets
                                  ------             2003          2002
                                                  ----------    ----------
 Current Assets
 Cash                                             $   30,257    $    7,921
 Interest receivable from officer                        -           5,655
 Home under construction                              97,445          -
 Prepaid expenses                                      2,662         1,683
                                                  ----------    ----------
 Total Current Assets                                130,364        15,259
                                                  ----------    ----------
 Property and Equipment, Net                          14,356         1,424
                                                  ----------    ----------
 Other Assets
 Note receivable from officer                              -        86,915
                                                   ----------    ----------
 Total Other Assets                                                 86,915
                                                  ----------    ----------
 Total Assets                                     $  144,720    $  103,598
                                                  ==========    ==========

                    Liabilities and Stockholders' Equity
                    ------------------------------------

 Current Liabilities
 Accounts payable                                 $   12,226    $   42,860
 Payroll taxes payable                                 1,912         7,230
 Advances from an officer                             20,450           -
 Lines of credit                                      53,021        52,608
                                                  ----------    ----------
 Total Current Liabilities                            87,609       102,698
                                                  ----------    ----------

 Stockholders' Equity
 Common stock, $0.001 par value, 25,000,000            4,169         4,019
  authorized, 4,169,144 issued and outstanding
  (December 31, 2002 - 4,019,144)
 Additional paid-in capital                        1,326,332     1,326,467
 Accumulated deficit                              (1,273,390)   (1,329,586)
                                                  ----------    ----------
 Total Stockholders' Equity                           57,111        85,276
                                                  ----------    ----------
 Total Liabilities and Stockholders' Equity       $  144,720    $  256,267
                                                  ==========    ==========



        See accompanying notes to consolidated financial statements.

                 Webb Mortgage Depot, Inc. and Subsidiaries
                    Consolidated Statements of Operations
                   Years Ended December 31, 2003 and 2002

                                                     2003          2002
                                                  ----------    ----------
 Revenues
 Revenues - Mortgage Brokerage                    $  481,198    $  446,723
 Revenues - Real Estate                                   -        257,000
                                                  ----------    ----------
 Total Revenues                                      481,198       703,723
                                                  ----------    ----------
 Cost of Revenues
 Cost of Revenues - Mortgage Brokerage                     -             -
 Cost of Revenues - Real Estate                        2,752       257,000
                                                  ----------    ----------
 Total Cost of Revenues                                2,752       257,000
                                                  ----------    ----------

 Gross Profit                                        478,446       446,723
                                                  ----------    ----------

 Operating Expenses
 Compensation                                         30,000        75,000
 Advertising                                          48,194        53,505
 Appraisals, titlework and surveys                    11,415         7,975
 Commissions                                         146,467       199,636
 Consulting                                           45,015          -
 Credit report fees                                    8,356        10,070
 Depreciation                                          4,047         2,244
 General and administrative                           68,074        77,045
 Processing fees                                      18,861         6,203
 Professional fees                                    16,003        70,941
 Rent                                                 18,084        25,069
                                                   ----------    ----------
 Total Operating Expenses                            414,516       527,688
                                                  ----------    ----------

 Income(Loss) from Operations                         63,930       (80,965)
                                                  ----------    ----------

 Other Income (Expense)
 Gain on lease obligation                                 -            422
 Interest income                                          -          5,655
 Interest expense                                     (7,734)       (9,488)
                                                  ----------    ----------
 Total Other Expenses, Net                            (7,734)       (3,411)
                                                  ----------    ----------

 Net Income (Loss)                                $   56,196   $   (84,376)
                                                  ==========    ==========

 Net Income(Loss) per Share - Basic and Diluted   $     0.01    $    (0.02)
                                                  ==========    ==========

 Weighted Average Shares Outstanding -             4,169,144     4,019,144
  Basic and Diluted                               ==========    ==========



        See accompanying notes to consolidated financial statements.

                 Webb Mortgage Depot, Inc. and Subsidiaries
          Consolidated Statement of Changes in Stockholders' Equity



                       Common Stock     Additional
                     -----------------   Paid-in   Accumulated
                      Shares   Amount    Capital     Deficit      Total
                     -------- --------  ---------  -----------  ----------

Balance,            3,369,144 $  3,369  $ 941,083  $  (860,121) $   84,331
 December 31, 2000

Stock issued for      450,000      450    205,550            -     206,000
 cash, net of
 $19,000 offering cost

Stock issued          200,000      200     99,800            -     100,000
 for services

Services contributed        -        -     76,435            -      76,435
 by officer

Common stock options        -        -      3,599            -       3,599
 issued for services

Net Loss, 2001              -        -          -     (385,089)   (385,089)
                     -------- --------  ---------  -----------  ----------

Balance,            4,019,144    4,019  1,326,467   (1,245,210)     85,276
 December 31, 2001

Net Loss, 2002              -        -          -      (84,376)    (84,376)
                     -------- --------  ---------  -----------  ----------

Balance,            4,019,144 $  4,019 $1,326,467  $(1,329,586) $      900
 December 31, 2002

Stock issued for
 services             150,000      150       (135)        -             15

Net Income, 2003            -        -          -       56,196      56,196
                   ----------  -------  ---------  -----------   ---------

Balance,
 December 31, 2003  4,019,144 $  4,169 $1,326,332  $(1,273,390) $   57,111
                    =========  =======  =========   ==========   =========



        See accompanying notes to consolidated financial statements.

                 Webb Mortgage Depot, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows
                   Years Ended December 31, 2003 and 2002

                                                     2003          2002
                                                  ----------    ----------
 Cash Flows from Operating Activities:
 Net income(loss)                                 $   56,196   $   (84,376)
 Adjustments to reconcile net income(loss) to
  net cash used in operating activities:
 Depreciation                                          4,047         2,244
 Gain on lease termination                                 -          (422
 Lease accretion                                           -        (1,333)
 Compensation - officer in exchange for                             48,708
  reduction of note receivable
 Stock issued for services                                15             -
 Changes in current assets and liabilities:
 (Increase) decrease in:
 Interest receivable from officer                      5,655        (5,655)
 Deposits and other assets                              (979)          906
 Home under construction                             (97,445)            -
  Increase (decrease) in:
 Accounts payable                                    (30,634)       (1,841)
 Commissions payable                                       -       (11,250)
 Payroll taxes payable                                (5,318)        7,230
                                                  ----------    ----------
 Net Cash Used in Operating Activities               (68,463)      (45,789)
                                                  ----------    ----------

 Cash Flows From Investing Activities:
 Purchase of fixed assets                            (16,978            -
                                                   ----------   ----------
 Net Cash Used in Investing Activities               (16,978)           -
                                                  ----------    ----------

 Cash Flows From Financing Activities:
 Repayments and advances from officer                107,364        17,747
 Proceeds from (repayment on) lines of credit            413         1,927
                                                  ----------    ----------

 Net Cash Provided by Financing Activities           107,777        19,674
                                                  ----------    ----------

 Change in Cash                                       22,336       (26,115)

 Cash and Cash Equivalents - Beginning of Year         7,921        34,036
                                                  ----------    ----------

 Cash and Cash Equivalents - End of Year          $   30,257    $    7,921
                                                  ==========    ==========

 Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

 Cash paid for interest                           $   7,734    $     9,488
                                                  ==========    ==========


        See accompanying notes to consolidated financial statements.

           Webb Mortgage Depot, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements
                        December 31, 2003

Note 1   Organization and Summary of Significant Accounting
Policies

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

           Webb Mortgage Depot, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements
                        December 31, 2003

        Concentrations

     The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts as of December 31, 2003, and believes it is not exposed to any significant credit risk.


     As a result of such concentrations in the real estate business, the entity is vulnerable to a potential severe impact in the near-term with regard to this segment of business. Severe impact is defined as the effect of disrupting the normal functioning of the entity. As of December 31, 2003, there have been no events that have adversely effected the operations of the Company.

        Property and Equipment

     Property and equipment are stated at cost and depreciation is computed using the declining balance method over the estimated economic useful life of 5 to 7 years. Leasehold improvements are being amortized on a straight-line basis over five years. Maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

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

           Webb Mortgage Depot, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements
                        December 31, 2003


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

      Net Income (Loss) Per Common Share

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

           Webb Mortgage Depot, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements
                        December 31, 2003



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

           Webb Mortgage Depot, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements
                        December 31, 2003



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

           Webb Mortgage Depot, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements
                        December 31, 2003



     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), " Consolidation of Variable Interest Entities, and Interpretation of ARB No.51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficial of the entity if the equity investors in the entity do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning on or after June 15, 2003.

     On April 30, 2003 the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The amendments set forth in Statement 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is effective for contracts entered into or modified after June 30, 2003.

     On May 15, 2003 the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. In addition to its requirements for the classification and measurement of financial instruments in its scope, Statement 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003.

        Segment Reporting

     The Company complies with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Based upon definitions contained within SFAS No. 131, the Company has determined that it operates in two segments; mortgage brokerage and real estate development.

        Reclassifications

     Certain amounts in the year 2002 consolidated financial statements which were prepared by another firm of accountants have been reclassified to conform to the year 2003 presentation.

           Webb Mortgage Depot, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements
                        December 31, 2003


Note 3   Property and Equipment

Property and equipment consists of the following at December 31, 2002 and 2001:

                                         2003      2002
                                       --------  --------
     Leasehold improvements            $ 16,978  $     -
     Computers and equipment              3,257     3,257
                                       --------  --------
                                         20,235     3,257
     Less: Accumulated depreciation      (5,879)   (1,833)
                                       --------  --------
     Property and Equipment, net       $ 14,956  $  1,424
                                       ========  ========

Depreciation expense for the years ended December 31, 2003 and 2002 was $4,047 and $2,244, respectively.

Note 4   Lines of Credit

     The Company maintained an overdraft credit line with a bank for funds up to $5,000. The principal amount is due on demand. The line bears interest at prime plus (7.75% and 8.00% as of December 31, 2003 and 2002, respectively). Amounts outstanding, including accrued interest at December 31, 2002 and 2001 were $4,712, and $4,793, respectively.

     The Company maintains a $50,000 line of credit with a bank. The line bears interest at prime plus (7.00% and 7.25% at December 31, 2002 and 2001, respectively). The loan is due on demand and is secured by all assets of the Company with a guarantee by the president of the Company. Amounts outstanding including accrued interest at December 31, 2002 and 2001 were $48,309 and $47,815, respectively. (See Note 9)

           Webb Mortgage Depot, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements
                        December 31, 2003

Note 5   Stockholders' Equity

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

     (B) Stock Options

     In January 2001, the Company granted options to purchase 80,000 shares of common stock to a consultant for services rendered. The options expired on May 25, 2003 and are exercisable at $0.50 per shares. The Company recognized a consulting expense of $3,599 based on the fair value method under SFAS 123.

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

     In accordance with SFAS 123, for options issued to employees, the Company has elected to apply APB Opinion No. 25 and related interpretations.
Accordingly, no compensation cost has been recognized for options issued under the plan during 2003 and 2002. Had compensation cost for the Company's stock-based compensation been determined on the fair value at the grant dates for awards under that plan, consistent with Statement of Accounting Standards No 123, "Accounting for Stock Based Compensation" (Statement No. 123), the Company's results would not change for both 2003 and 2003.
below.

           Webb Mortgage Depot, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements
                        December 31, 2003

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


     A summary of the options issued to employees and consultants as of December 31, 2003 and 2002 and changes during the years is presented below:

           Webb Mortgage Depot, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements
                        December 31, 2003

                                       Number of     Weighted Average
                                        Options       Exercise Price
                                       ----------    ----------------
     Stock Options
     Balance at January 1, 2003           300,000    $           0.53
     Granted                                    -    $              -
     Exercised                                  -    $              -
     Forfeited                           (100,000)   $           0.50
                                       ----------    ----------------
     Balance at December 31, 2003         200,000    $            .55
                                       ==========    ================

     Options exercisable at               200,000    $            .55
      December 31, 2003                ----------    ----------------

     Weighted average fair value of                  $           0.55
     options granted during the period               ================

The following table summarizes information about employee stock options and consultant options outstanding at December 31, 2003:

           Options Outstanding                  Options Exercisable
-------------------------------------------  -------------------------
                       Weighted
 Range     Number      Average    Weighted      Number       Weighted
  of     Outstanding  Remaining   Average     Exercisable    Exercise
Exercise at December Contractual  Exercise    at December    Average
 Price    31, 2002       Life      Price       31, 2002       Price
-------- ----------- ----------- ----------  -------------  ----------

 $  0.55     200,000  1.67 Years       0.55        200,000        0.55
         -----------             ----------  -------------  ----------
             200,000              $    0.53        200,000   $    0.53
         ===========             ==========  =============  ==========

Note 6   Employment Agreement and Related Amendment

     The Company entered into an employment agreement, effective January 1, 2000, with its president to pay him $135,000 per year with annual 10% increase and a bonus of 1% of gross commission revenues plus additional bonuses as stipulated. The president may also receive stock options to acquire 1,000,000 common shares at $3.00 per share based on the Company achieving stipulated revenue milestones. No options were issued as of December 31, 2003.

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

           Webb Mortgage Depot, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements
                        December 31, 2003

improvements  were written-off against the gain on July  1,  2002 resulting in a net gain on lease termination of $422.  (See Notes
3, 8(A), and 12)

Note 8   Commitments

     (A) Operating Lease

     On January 24, 2001, effective June 1, 2001, the Company entered into a three year office lease agreement for its North Carolina office. Annual rent is $11,298, payable monthly, with a 4% annual increase. Rent expense in 2003 and 2002 relating to this lease was $11,748 and $11,562, respectively. Future minimum lease payments as of December 31, 2003 are as follows:


        2004         $  6,107


     T
Note 9   Related Parties

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

     The Company's tax expense differs from the "expected" tax expense for the period ended December 31, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

           Webb Mortgage Depot, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements
                        December 31, 2003

                                                      2003         2002
                                                   ----------   ----------
     Computed "expected" tax expense (benefit)      $  19,107   $  (28,688)
     Re-characterization of prior year                             219,249
      temporary difference - non deductible
      stock based expenses
     Change in valuation allowance                    (19,107)   (190,561)
                                                   ----------   ----------
                                                   $        -   $        -
                                                   ==========   ==========


     The Company has a net operating loss carryforward of approximately $507,000 available to offset future taxable income through 2022.


Note 11  Segment Information

     During 2003 and 2002, the Company operated in two identifiable reportable segments. In relation to the mortgage brokerage, approximately 68% and 32% of mortgage loans were originated in Florida and North Carolina, respectively.


     The Company's operations are classified into two reportable business segments: the mortgage brokerage and real estate development. Both of the Company's business segments are headquartered and are conducting business only in the United States of America. There were no inter-segment sales or purchases. Consolidated financial information by business segment is summarized as follows:

December 31, 2003  Mortgage Brokerage  Real Estate Development    Total
-----------------  ------------------  -----------------------  ---------
Assets               $       47,275          $   97,445         $ 144,720
Revenues                    481,198                   -           481,198
Gross Profit                481,198              (2,752)          478,446
Interest Income                   -                   -                 -
Interest Expense              7,734                   -             8,886
Depreciation and              4,047                   -             4,047
 Amortization
Segment Profit(Loss) $       58,948         $    (2,752)        $  56,196

December 31, 2002  Mortgage Brokerage  Real Estate Development   Total
-----------------  ------------------  -----------------------  --------
Assets              $       103,598          $        -         $103,598
Revenues                    446,723             257,000          703,723
Gross Profit                446,723                   -          446,723
Interest Income               5,655                   -            5,655
Interest Expense              9,488                   -            9,488
Depreciation and              2,244                   -            2,244
 Amortization
Segment Loss        $       (84,376)         $        -         $(84,376)

           Webb Mortgage Depot, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements
                        December 31, 2003


Note 12  Going Concern

     As reflected in the accompanying consolidated financial statements, the Company had a net profit of $56,196 in 2003, an accumulated deficit of $1,273,390 at December 31, 2003, and cash used in operations of $68,463 in 2003. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate future profits or raise additional capital. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     Management has cut its general and administrative costs and in 2002 and 2003 andrelocated its Boca Raton offices for a significant costs savings in rent (see Notes 7 and 8(A)). The Company has entered a new business segment, real estate development and has begun to generate revenue from this segment. The Company intends to meet its obligations from generating income from operations. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     We have had no disagreements with our independent accountants. In March 2003, we hired a new firm of accountants by the name of Russel & Atkins CPA's


Item 8A. Control and Procedures

     As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls during the period covered by this annual report that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

     Disclosure controls and procedures are our controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act are accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

                            PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The name, age, position and date of appointment of the Company's directors and executive officers are as follows:

     Name           Age       Position(s)            Appointed
----------------   -----  -------------------    -----------------
  Byron J. Webb      41     President, Chief       May of 1999
                          Executive Officer,
                           Chief Financial
                          Officer & Director

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2003, its officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table discloses compensation paid during the fiscal year ended December 31, 2003 to (i) the Company's Chief Executive Officer, and (ii) individual(s) who were the only executive officers, other than the Chief Executive Officer, serving as executive officers at the end of 2002 whose total salary and bonus exceeded $100,000 (the "Named Executive Officers").

                       SUMMARY COMPENSATION TABLE

                                  ANNUAL
                               COMPENSATION
NAME AND PRINCIPAL           SALARY    BONUS     STOCK
     POSITION        YEAR     ($)       ($)      AWARD   DIVIDEND
  --------------   -------- -------- --------- --------- --------
Byron J. Webb        2003     30,000(1)      0         0        0
Chief Executive      2002     75,000         0         0        0
Officer &
Chief Financial
Officer


(1). The spouse of Mr. Webb was paid a consulting fee of $ 45,000 during the fiscal year ended December 31, 2003 in addition to the compensation paid to Mr. Webb.

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

  STOCK OPTIONS GRANTED IN LAST FISCAL YEAR

     During the fiscal years ended December 31, 2003 and 2002, we did not grant any options to our Chief Executive Officer. During fiscal 2003 and 2002, our Chief Executive Officer did not exercise any options.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The following table sets forth certain information as of December 31, 2003 with respect to the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each director and Named Executive Officer, and
(iii) by all executive officers and directors as a group.


                               COMMON STOCK

                              Shares Beneficially     Percentage of Shares
     Name and Address                Owned                Outstanding
  ----------------------         -------------           -------------
Byron J. Webb                      1,931,000                 48.32%
9930 Monroe Rd., Suite 102
Matthews, NC 28105

Harvey Judkowitz                      20,000                   .00%
9930 Monroe Rd., Suite 102
Matthews, NC 28105

David Hablenko(1)                    400,000                  9.59%
c/o Vanderbilt
Capital Corporation
One West Camino Real,
Suite 118
Boca Raton, FL 33432

Anthony Peluso(2)                    280,000                  6.72%
c/o AJP Capital, Inc.
3520 Oaks Way, Suite 702
Pompano Beach, FL 33069


Total ownership by our officers   1,951,000                  46.32%
 and directors a group(2))

Footnotes

  1. Includes 100,000 shares held by Vanderbilt Corporation, a company of which Mr. Hablenko is a director.
  2. Includes 245,000 shares held by AJP Capital Corp., a company wholly owned by Mr. Peluso.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.



     Our president, Byron J. Webb, personally guarantees all amounts due under the terms of the note receivable and related accrued interest receivable (see Footnote 2(A) to Item 7. Financial Statements).

     Our president, Byron J. Webb, transferred residential property held in his name to the Company for resale to a third party (see Footnotes 1(E) and 2(B) to Item 7. Financial Statements) in 2002.

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

ITEM 14.  PRINCIPAL ACCCOUNTANT AND FEES

AUDIT FEES

     The Company's accountants charged for year end audit and quarterly review a total of $ 8,800 in 2003 compared with $ 30,900 for 2002.

     There were no other fees paid to the Company's accountants for any other services.

                           SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           WEBB MORTGAGE DEPOT, INC.


Date: April 15, 2004
      --------------


                           By: /s/ Byron J. Webb
                               -----------------
                               Byron J. Webb,
                               President, CEO, CFO and Director



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: April 15, 2004
      --------------


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

11  Computation of earnings

21  List of subsidiaries

23  Consent of independent accountants

31 & 32 Certification under Section 906 of the Sarbanes-Oxley Act
        (18 U.S.C. SECTION 1350)



EXHIBIT 11

Computation of earnings - see statement of operations

EXHIBIT 21

Subsidiaries of the Registrant

The following non-operating subsidiaries are 100% owned by the Registrant

     Webb Mortgage Corporation
     Webb Mortgage Services Corporation

EXHIBIT 23.1

Independent Auditors' Consent
The Board of Directors
Webb Mortgage Depot, Inc.

     We consent to the incorporation on Form 10KSB with respect to our report dated April 15, 2004 consolidated balance sheets of Webb Mortgage Depot, Inc. and subsidiaries as of December 31, 2003 and December 31, 2002(prepared by another firm of accountants), and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2003 and December 31, 2002.

Russell & Atkins, PLC
Oklahoma City, Oklahoma
April 15, 2004

EXHIBIT 31.1
                                  CERTIFICATION

I, Byron Webb, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Webb Mortgage Depot, Inc.

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

     5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 15, 2004.

                               /s/ Byron Webb
                              -----------------------------
                               Name: Byron Webb
                               Title: President and Chief Executive Officer

EXHIBIT 32.1

                 CERTIFICATE PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with the Annual Report on Form 10-KSB of Webb Mortgage Depot, Inc. (the "Corporation") for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the President and Chief Executive Officer of the Corporation certifies that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Corporation.

  /s/ Byron Webb
-------------------------------
Byron Webb
President and Chief Executive Officer
April 15, 2004