Form 10KSB/A
period 2003-12-31
WEBB MORTGAGE DEPOT INC
filed 2004-05-11
CIK 1140303

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

     COMMISSIONS. We pay commissions of approximately 40% to 50% of the brokerage fee that we receive to the individual broker who processed the loan. The commission is paid when the loan is funded. Commissions decreased to $146,467 from $199,636, since our President originated more loans in the year ended December 31, 2003 compared to the year ended December 31, 2002. Our President does not receive commissions for the loans he originates because he is paid pursuant to an employment agreement.

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


/s/ Russel & Atkins

Russell & Atkins
Oklahoma City, Oklahoma
April 2004

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
                                                  ==========    ==========

                    Liabilities and Stockholders' Equity
                    ------------------------------------

 Current Liabilities
 Accounts payable                                 $   12,226    $   42,860
 Payroll taxes payable                                 1,912         7,230
 Advances from an officer                             20,450           -
 Lines of credit                                      53,021        52,608
                                                  ----------    ----------
 Total Current Liabilities                            87,609       102,698
                                                  ----------    ----------

 Stockholders' Equity
 Common stock, $0.001 par value, 25,000,000            4,169         4,019
  authorized, 4,169,144 issued and outstanding
  (December 31, 2002 - 4,019,144)
 Additional paid-in capital                        1,326,332     1,326,467
 Accumulated deficit                              (1,273,390)   (1,329,586)
                                                  ----------    ----------
 Total Stockholders' Equity                           57,111           900
                                                  ----------    ----------
 Total Liabilities and Stockholders' Equity       $  144,720    $  103,598
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