Form 10QSB
period 2004-03-31
WEBB MORTGAGE DEPOT INC
filed 2004-05-11
CIK 1140303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004, Commission File Number 333-72376


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

                            4,169,144

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements







                            Webb Mortgage Depot, Inc.


                          Interim Financial Statements

                                 March 31, 2004

WEBB MORTGAGE DEPOT, INC.
CONSOLIDATED INTERIM BALANCE SHEET
AS AT MARCH 31, 2004
(UNAUDITED)

-------------------------------------------------------------------------------

                                                        2004            2003
-------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS

Cash and cash equivalents                            $  18,124      $  17,725
Interest receivable                                        -            5,655
Home under construction                                114,939
Prepaid expenses and sundry assets                       2,662          2,662
-------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                   135,725         26,042
-------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, NET                             18,993          1,322
-------------------------------------------------------------------------------
OTHER ASSETS
Due from principal stockholder/officer                     -          120,890
-------------------------------------------------------------------------------

TOTAL OTHER ASSETS                                         -          120,890
------------------------------------------------------------------------------


TOTAL ASSETS                                        $  154,718      $ 148,254
------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

WEBB MORTGAGE DEPOT, INC.
CONSOLIDATED INTERIM BALANCE SHEET
AS AT MARCH 31, 2004
(UNAUDITED)

-------------------------------------------------------------------------------

                                                        2004            2003
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank indebtedness                                     $  52,657      $  52,772
Accounts payable                                         29,550         30,712
Advances from an officer                                 22,309            -
-------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                               104,516         83,484
-------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common stock, $ 001 par value, 25,000,000 authorized,
  issued and outstanding - 4,119,144( 2002 - 4,019,144)   4,169          4,119

Additional paid-in capital                            1,326,332      1,326,377

Accumulated deficit                                  (1,280,299)    (1,265,726)
-------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                               50,202         64,770
-------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKEHOLDERS' EQUITY          $  154,718      $ 148,254
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

WEBB MORTGAGE DEPOT, INC.
CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)

-------------------------------------------------------------------------------

                                                        2004            2003
-------------------------------------------------------------------------------
REVENUE                                               $  83,791      $ 177,644
-------------------------------------------------------------------------------
EXPENSES
Management salary                                         7,500         17,500
Advertising                                              28,696         13,235
Appraisals, titlework and surveys                         1,900          3,585
Commissions                                              14,172         36,321
Credit reports                                              783          2,690
Depreciation and amortization                             1,057            102
General and administrative                               20,453         29,216
Processing fees                                           6,465            579
Professional fees                                         1,200        (2,330)
Rent                                                      2,004          2,937
Telecommunications and utilities                          5,483          8,002
-------------------------------------------------------------------------------

TOTAL EXPENSES                                           89,713        111,837
-------------------------------------------------------------------------------

INCOME(LOSS) FROM OPERATIONS                             (5,922)        65,807

OTHER ITEMS
Bank charges and loan interest                             (987)        (1,947)
-------------------------------------------------------------------------------

TOTAL OTHER ITEMS                                          (987)        (1,947)
-------------------------------------------------------------------------------

NET INCOME(LOSS)                                      $  (6,909)     $  63,860
-------------------------------------------------------------------------------

Weighted Average Number of Shares Outstanding
   Basic and Diluted                                  4,169,144      4,119,144
                                                      =========      =========
Earnings(loss) per share - basic and diluted          $   (.002)    $     .016
                                                      =========      =========




The accompanying notes are an integral part of these financial statements.

WEBB MORTGAGE DEPOT, INC.
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)

-------------------------------------------------------------------------------

                                                         2004            2003
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)                                      $  (6,909)      $  63,860
Adjustments to reconcile net income(loss) to net cash
 used in operating activities
  Depreciation and amortization                           1,057             102
  Stock issued for services                                -                 10
Changes in assets and liabilities
  Increase in home under construction                   (17,494)            -
  Increase in prepaid expenses and sundry assets           -               (979)
  Increase(decrease) in accounts payable                 15,412         (19,378)
  ------------------------------------------------------------------------------

                                                         (1,025)        (20,245)
-------------------------------------------------------------------------------

NET CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES       (7,934)         43,615
-------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
(Advances to)repayment by officer(net)                    1,859         (33,975)
Purchase of fixed assets                                 (5,695)            -
-------------------------------------------------------------------------------

NET CASH PROVIDED BY(USED IN) INVESTING ACTIVITIES       (3,836)        (33,975)
-------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Lines of credit                                            (363)            164
-------------------------------------------------------------------------------

Increase(decrease) in cash                              (12,133)          9,804

Cash and cash equivalents - beginning of period          30,257           7,921
-------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD              $ 18,124      $   17,725
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

WEBB MORTGAGE DEPOT, INC.
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
FROM DECEMBER 31, 2000 TO MARCH 31, 2004
(UNAUDITED)
-------------------------------------------------------------------------------


                                                  Deficit
                                                Accumulated
                                     Additional  During the
                     Common Stock      Paid-In   Development
                Shares   Amount        Capital     Stage        Totals
Balance - December,
  31, 2000        3,369,144  $ 3,369   $ 941,083   $ (860,121)    $  84,331

Stock issued for
  services          200,000      200      99,800       -            100,000

Stock issued for
 cash, net          450,000      450     205,550       -            206,000

Services contributed
 by officer            -          -       76,435       -             76,435

Common stock options
 for services          -          -        3,599       -              3,599

Net loss for
  year                 -          -         -        (385,089)     (385,089)
                  ---------   -------   ---------    ---------     --------
Balance - December
       31, 2001   4,019,144 $  4,019   $1,326,467 $(1,245,210)    $  85,276

Net loss for
    year               -          -         -         (84,376)      (84,376)
                  ----------  -------   ---------    --------      --------

Balance - December
   31, 2002       4,019,144 $  4,019   $1,326,467 $(1,329,586)     $    900

Stock issued for
 services           150,000      150         (135)      -                15

Net income for
  Year                 -          -         -          56,196        56,196
                  ---------   ------    ---------   ---------       -------

Balance - December
   31, 2003       4,169,144 $  4,169   $1,326,332 $(1,273,390)    $  57,111

Net loss - March 31,
   2004                -          -         -          (6,909)       (6,909)
                  ---------   ------    ---------   ---------       -------

Balance - March 31,
   2004           4,169,144 $  4,169   $1,326,332 $(1,280,299)    $  50,202
                  =========  =======    =========  ==========       =======




The accompanying notes are an integral part of these financial statements.

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 March 31, 2004
                                   (Unaudited)

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

     In December 2002, the Company entered into a new segment of business operations to purchase, develop, and resell real estate. The Company's president contributed property held personally by him to pay down his promissory note to the Company. The Company then resold the property. The Company intends to purchase, develop, and resell additional properties in the future. The Company is in the process of completing a property in North Carolina. The Company has just listed the property for sale.

     (B) Principles of Consolidation

     The accompanying  consolidated financial statements include the accounts of
Depot  and  its  Subsidiaries.   All  significant   intercompany   balances  and
transactions have been eliminated in consolidation.

     In the opinion of management, these interim financial statements include all adjustments necessary in order to make them not misleading

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 March 31, 2004
                                   (Unaudited)
     (C) Use of Estimates

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

     (E) Concentrations

     The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts as of March 31, 2004, and believes it is not exposed to any significant credit risk.

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

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 March 31, 2004
                                   (Unaudited)

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

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 March 31, 2004
                                   (Unaudited)

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

     (M) Net Income(Loss) Per Common Share

     Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted- average number of common shares outstanding for the period. Diluted netincome per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At March 31, 2004 and 2003, the assumed exercise of common stock equivalents was not utilized since the effect was antidilutive due to the net losses. At March 31, 2004, there were 300,000 common stock options outstanding, which could potentially dilute future earnings per share.

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 March 31, 2004
                                   (Unaudited)

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

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 March 31, 2004
                                   (Unaudited)

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

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 March 31, 2004
                                   (Unaudited)

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

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 March 31, 2004
                                   (Unaudited)



     (P) Segment Reporting

     The Company complies with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Based upon definitions contained within SFAS No. 131, the Company has determined that it operates in two segments; mortgage brokerage and real estate development.


Note 2   Property and Equipment

     Property and equipment consists of the following at March 31, 2004 and 2003:

                                         2004      2003
                                       --------  --------
     Leasehold improvements            $ 22,672  $    -
     Computers and equipment              3,257     3,257
                                       --------  --------
                                         25,929     3,257
     Less: Accumulated depreciation      (6,936)   (1,935)
                                       --------  --------
     Property and Equipment, net       $ 18,993  $  1,322

     Depreciation expense for the quarters ended March 31, 2004 and 2003 was $1,057 and $102, respectively.

Note 3   Lines of Credit

     The Company maintained an overdraft credit line with a bank for funds up to $5,000. The principal amount is due on demand. The line bears interest at prime plus 3% (8% and 7.75% as of March 31, 2004 and 2003, respectively). Amounts outstanding, including accrued interest at March 31, 2004 and 2003 were $4,379, and $2,404, respectively.

     The Company maintains a $50,000 line of credit with a bank. The line bears interest at prime plus 3% (7.25% and 7.75% at December 31, 2004 and 2003, respectively). The loan is due on demand and is secured by all assets of the Company with a guarantee by the president of the Company. Amounts outstanding including accrued interest at March 31, 2003 and 2002 were $48,279 and $48,412, respectively. (See Note 7)

Note 4   Stockholders' Equity

     (A) Common Stock

     During January and February 2001, the Company raised $206,000, net of offering costs of $19,000, for 450,000 common shares pursuant to a private placement offering at $0.50 per share.






                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 March 31, 2004
                                   (Unaudited)

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

     In February 2003 the Company issued 150,000 shares for services rendered.

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

Note 6   Commitments

     (A) Operating Lease

     On January 24, 2001, effective June 1, 2001, the Company entered into a three year office lease agreement for its North Carolina office. Annual rent is $11,298, payable monthly, with a 4% annual increase. Rent expense in 2003 and 2002 relating to this lease was $2,937 and $16,333, respectively. Future minimum lease payments as of March 31, 2004 are as follows:

        2004      $    2,910

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 March 31, 2004
                                   (Unaudited)

Note 7   Related Parties


     The Company's president personally guarantees all amounts due under the line of credit (see Note 4).

     The Company  entered into an employment  agreement  with its president (see
Note 5).

Note 8  Income Taxes

     There was no income tax during the quarters ended March 31, 2004 and 2003 due to the Company's accumulated net losses.

     The Company has a net operating loss carry forward of approximately. $500,000 available to offset future taxable income through 2022.

Note 9  Going Concern

     As reflected in the accompanying consolidated interim financial statements, the Company has a net loss of $ 6,909 in 2004, an accumulated deficit of $1,280,299 at March 31, 2004, cash used in operations of $7,934 in 2004, and a working capital deficiency of $57,442 at March 31, 2004. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate future profits or raise additional capital. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     Management has cut its operating expenses since January 1, 2002. The Company has also entered a new business segment, real estate development and has begun to generate revenue from this segment. The Company intends to meet its obligations from generating income from operations. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.

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

Results of Operations

     For the quarter ended March 31, 2004 the company incurred a loss of $ 6,909 compared with a profit of $ 65,807 in March 31, 2003.

     The Company's advertising costs have increased from $13,235 for the quarter ended March 31, 2003 to $28,696 for the quarter ended March 31, 2004 mainly because of an accrual for American Express of approximately $ 16,000 that represents costs incurred before December 31, 2003. In reality the advertising costs for the quarter ended March 31, 2004 should be approximately $ 12,700 which is in line with the cost cutting methods instituted by the Company. Rent has dropped from $2,937 for the quarter ended March 31, 2003 to $2,004 for March 31, 2004. Commissions and processing fees for the quarter ended March 31, 2004 were $20,637 compared to $ 36,900 in 2003. Percentage wise these costs were 24.6% for 2004 compared to 21.7% in 2003. These amounts are a reflection as to the amount of deals closed by management versus paying other persons.

     Credit report fees have decreased to $ 783 in 2004 from $ 2,690 in 2003 which is reflected in the fact that commission income has dropped significantly from 2004 compared to 2003.

     General and administrative expenses have also decreased to $20,453 in 2004 from $29,216 in 2003.

     Professional fees are $1,200 in 2004 compared to a credit of $2,330 in 2003. The credit balance in 2003 was mainly due to the fact that in 2002 the Company incurred significant costs involving the preparation of various regulatory filings. Certain of the amounts charged for legal fees in 2002 were reversed as a result of a settlement made with one of the law firms to reduce the amount of fees charged.

Liquidity and Capital Resources

     Since inception, we have funded operations primarily through our brokerage business, net cash proceeds from private offerings of our common stock and through our line of credit with Union Planters Bank, N.A. At March 31, 2004, we had cash and cash equivalents of $18,124 as compared to the year ended December 31, 2003 which was $ 30,257 and our shareholders equity for the quarter ended March 31, 2004 was $50,202 as compared to the year ended December 31, 2003 which was $ 57,111. We expect our cash on hand to last for the next two (2) months. If cash generated from operations in future periods is insufficient to satisfy our liquidity requirements, we may sell additional equity or debt securities, or obtain additional credit facilities. The issuance of additional equity or convertible debt securities could result in additional dilution to our shareholders. However, we do expect to sell our real estate in the near future which should generate sufficient profits and cash flow to meet our cash obligations.

     Net cash provided used in operating activities during quarter ended March 31, 2004 was $ 7,934 which was mainly due to the net loss for the period of $ 6,909 compared to net cash used in operating activities for the year ended December 31 2002 which was $68,463, which was primarily due to the costs incurred in connection with the home under construction.

     As of March 31, 2004, we had net operating loss carry forwards of approximately $500,000 available to offset future taxable income through 2022.

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

Item 2 - Change in Securities

     In February 2003, 150,000 shares of restricted stock was issued for services rendered.

Item 3 - Defaults Upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

         Exhibit 11      - Computation of earnings per common share - see
                           Statement of Operations

         Exhibit 31 & 32 - Certifications by Byron J. Webb, President,
                           pursuant to Section 906 of the Sorbanes-Oxley Act of 2002.




         Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


Webb Mortgage Depot, Inc.


BY: /s/ Byron J. Webb
   ---------------------------
   Byron J. Webb, President


Dated:  May 5, 2004.

                                                             Exhibit 31.1

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





                                       /s/ Byron J. Webb
                           ---------------------------------------------
                                        Byron J. Webb
                                         President





May 5, 2004







                                                                    EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of Webb Mortgage Depot, Inc., a Florida corporation (the "Company"), on Form 10-QSB for the quarter ending March 31, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Byron Webb President & CEO, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                            /s/ Byron Webb
                             -------------------------------------------
                                             Byron Webb
                                             President & CEO


May 5, 2004.