Form 10QSB
period 2004-06-30
WEBB MORTGAGE DEPOT INC
filed 2004-08-16
CIK 1140303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004, Commission File Number 333-72376


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


                               N/A
       ----------------------------------------------------------------
       (Former name, address or fiscal year if changed since last report)


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

                            4,169,144

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements







                            Webb Mortgage Depot, Inc.


                          Interim Financial Statements

                                 June 30, 2004

WEBB MORTGAGE DEPOT, INC.
CONSOLIDATED INTERIM BALANCE SHEET
AS AT June 30 2004
(UNAUDITED)

-------------------------------------------------------------------------------

                                                    2004          2003
-------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS

Cash and cash equivalents                            $  32,346      $  22,106
Interest receivable                                       -             5,655
Real estate held for resale                            620,098            -
Prepaid expenses and sundry assets                       2,662         37,864
-------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                   655,106         65,625
-------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, NET                             21,720          1,220
-------------------------------------------------------------------------------
OTHER ASSETS
Due from principal stockholder/officer                    -            86,915
-------------------------------------------------------------------------------

TOTAL OTHER ASSETS                                        -            86,915
------------------------------------------------------------------------------


TOTAL ASSETS                                        $  676,826     $  153,760
------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

WEBB MORTGAGE DEPOT, INC.
CONSOLIDATED INTERIM BALANCE SHEET
AS AT June 30 2004
(UNAUDITED)

-------------------------------------------------------------------------------
                                                         2004           2003
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank indebtedness                                     $  52,662      $  51,769
Accounts payable                                         36,808         35,835
Mortgage payable - real estate held for resale          449,000            -
Due to director                                          37,003
-------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                               575,473         87,604
-------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common stock, $ 001 par value, 25,000,000 authorized,
  issued and outstanding - 4,169,144( 2003 - 4,119,144)   4,169          4,119

Additional paid-in capital                            1,326,332      1,326,377

Accumulated deficit                                  (1,229,148)    (1,264,340)
-------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                              101,353         66,156
-------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKEHOLDERS' EQUITY          $  676,826      $ 153,760
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

WEBB MORTGAGE DEPOT, INC.
CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED June 30 2004
(UNAUDITED)

-------------------------------------------------------------------------------
                          Three Months Ended June 30, Six Months Ended June 30,
                                2004      2003          2004            2003
-------------------------------------------------------------------------------
REVENUE                    $ 130,543  $  132,003      $ 213,647      $ 309,647
-------------------------------------------------------------------------------
EXPENSES
Management salary              7,500      17,500         15,000         35,000
Advertising                   10,195       6,159         38,891         19,394
Appraisals, titlework and
     surveys                   3,675       2,295          5,575          5,880
Commissions                   24,271      40,705         38,443         77,026
Credit reports                   720         197          1,503          3,990
Depreciation and amortization  1,537         102          2,594            204
General and administrative    12,970      44,015         32,735         73,231
Processing fees                2,027         475          8,492          1,054
Professional fees              9,352       7,175         10,552          4,845
Rent                           1,940       1,942          3,944          4,879
Telecommunications and
    utilities                  4,274       7,849          9,757         15,851
-------------------------------------------------------------------------------

TOTAL EXPENSES                78,461     128,414        167,486        241,254
-------------------------------------------------------------------------------

INCOME(LOSS) FROM OPERATIONS  52,082       3,589         46,161         68,293

OTHER ITEMS
Bank charges & loan interest    (932)     (1,100)        (1,919)        (3,047)
-------------------------------------------------------------------------------

TOTAL OTHER ITEMS               (932)     (1,100)        (1,919)        (3,047)
-------------------------------------------------------------------------------

NET INCOME                 $  51,150   $   2,489      $  44,242      $  65,246
-------------------------------------------------------------------------------

Weighted Average Number of
 Shares Outstanding
   Basic and Diluted       4,169,144  4,119,144       4,169,144      4,119,144
                           =========  =========       =========      =========
Earnings(loss) per share -
  basic and diluted       $      .01 $    0.00      $       .01     $     .016
                           =========  ========        =========      =========




The accompanying notes are an integral part of these financial statements.

WEBB MORTGAGE DEPOT, INC.
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED June 30 2004
(UNAUDITED)

-------------------------------------------------------------------------------

                                                         2004            2003
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)                                      $  44,242      $  65,246
Adjustments to reconcile net income(loss) to net cash
 used in operating activities
  Depreciation and amortization                           2,594            204
  Stock issued for services                                -                10
Changes in assets and liabilities
  Increase in prepaid expenses                             -           (36,181)
  Increase(Decrease) in accounts payable                 22,671        (14,255)
-------------------------------------------------------------------------------

                                                         25,265       (50,222)
-------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                69,507         15,024
-------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in real estate held for resale(net)          (73,653)           -
  Acquisition of fixed assets                            (9,959)           -
-------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                   (83,612)           -
-------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Lines of credit                                            (359)          (839)
(Advances to)repayment by officer(net)                   16,553              -
-------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                    16,194           (839)
-------------------------------------------------------------------------------

Increase(decrease) in cash                                2,089         14,185


Cash and cash equivalents - beginning of period          30,257          7,921
-------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD              $ 32,346      $  22,106
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

WEBB MORTGAGE DEPOT, INC.
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
FROM DECEMBER 31, 2000 TO June 30 2004
(UNAUDITED)
-------------------------------------------------------------------------------


                                                  Deficit
                                                Accumulated
                                     Additional  During the
                     Common Stock      Paid-In   Development
                Shares   Amount        Capital     Stage        Totals
Balance - December,
  31, 2000        3,369,144  $ 3,369   $ 941,083   $ (860,121)    $  84,331

Stock issued for
  services          200,000      200      99,800       -            100,000

Stock issued for
 cash, net          450,000      450     205,550       -            206,000

Services contributed
 by officer            -          -       76,435       -             76,435

Common stock options
 for services          -          -        3,599       -              3,599

Net loss for
  year                 -          -         -        (385,089)     (385,089)
                  ---------   -------   ---------    ---------     --------
Balance - December
       31, 2001   4,019,144 $  4,019   $1,326,467 $(1,245,210)    $  85,276

Net loss for
    year               -          -         -         (84,376)      (84,376)
                  ----------  -------   ---------    --------      --------

Balance - December
   31, 2002       4,019,144 $  4,019   $1,326,467 $(1,329,586)     $    900

Stock issued for
 services           150,000      150         (135)      -                15

Net income for
  Year                 -          -         -          56,196        56,196
                  ---------   ------    ---------   ---------       -------

Balance - December
   31, 2003       4,169,144 $  4,169   $1,326,332 $(1,273,390)    $  57,111

Net income for
  Period              -            -        -          44,242        44,242
                  ---------   ------    ---------   ---------       -------
Balance - June 30,
   2004           4,169,144 $  4,169   $1,326,332 $(1,229,148)    $ 101,353
                  =========  =======    =========  ==========       =======




The accompanying notes are an integral part of these financial statements.

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 Jine 30, 2004
                                   (Unaudited)

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

     In the opinion of management, these interim financial statements include all adjustments necessary in order to make them not misleading

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 June 30, 2004
                                   (Unaudited)
     (C) Use of Estimates

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

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 June 30, 2004
                                   (Unaudited)

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

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 June 30, 2004
                                   (Unaudited)

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

     (M) Net Income(Loss) Per Common Share

     Basic  net  income  (loss)  per  common  share  (Basic  EPS)
     excludes  dilution and is computed by  dividing net   income
     (loss) available to common stockholder by the weighted-average number of common shares outstanding for the period. Diluted netincome per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common
     stock  that then shared in the earnings of the Company.   At
     June 30, 2004 and 2003, the assumed exercise of common stock equivalents was not utilized since the effect was antidilutive due to the net losses. At June 30, 2004, there were 300,000 common stock options outstanding, which could potentially dilute future earnings per share.

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 June 30, 2004
                                   (Unaudited)

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

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 June 30, 2004
                                   (Unaudited)

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

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 June 30, 2004
                                   (Unaudited)

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

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 June 30, 2004
                                   (Unaudited)



     (P) Segment Reporting

     The Company complies with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Based upon definitions contained within SFAS No. 131, the Company has determined that it operates in two segments; mortgage brokerage and real estate development.

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 June 30, 2004
                                   (Unaudited)



Note 2   Property and Equipment

Property and equipment consists of the following at June 30, 2004 and 2003:

                                         2004      2003
                                       --------  --------
     Leasehold improvements            $ 26,936  $    -
     Computers and equipment              3,257     3,257
                                       --------  --------
                                         30,193     3,257
     Less: Accumulated depreciation      (8,473)   (2,037)
                                       --------  --------
     Property and Equipment, net       $ 21,720  $  1,220

Depreciation expense for the quarters ended June 30, 2004 and 2003 was $1,537 and $102, respectively.

Note 3   Lines of Credit

The Company maintained an overdraft credit line with a bank for funds up to $5,000. The principal amount is due on demand. The line bears interest at prime plus 3% (8% and 7.75% as of June 30, 2004 and 2003, respectively). Amounts outstanding, including accrued interest at June 30, 2004 and 2003 were $4,384, and $4,360, respectively.

The Company maintains a $50,000 line of credit with a bank. The line bears interest at prime plus 3% (7.25% and 7.75% at June 30 30, 2004 and 2003, respectively). The loan is due on demand and is secured by all assets of the Company with a guarantee by the president of the Company. Amounts outstanding including accrued interest at June 30, 2004 and 2003 were $48,279 and $48,412, respectively.  (See Note 9)

Note 4   Stockholders' Equity

     (A) Common Stock

     During   January  and  February  2001,  the  Company  raised
     $206,000,  net  of  offering costs of $19,000,  for  450,000 common shares pursuant to a private placement offering at $0.50 per share.






                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 June 30, 2004
                                   (Unaudited)

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

     (A) Operating Lease

     On January 24, 2001, effective June 1, 2001, the Company entered into a three year office lease agreement for its North Carolina office. Annual rent is $11,298, payable monthly, with a 4% annual increase. Future minimum lease payments as of June 30, 2004 are as follows:

        2004      $    2,910

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                                 June 30, 2004
                                   (Unaudited)

Note 7   Related Parties


The Company's president personally guarantees all amounts due under the line of credit (see Note 4).

The Company entered into an employment agreement with its president (see Note 5).

Note 8  Income Taxes

There was no income tax during the quarters ended June 30, 2004 and 2003 due to the Company's accumulated net losses.

The Company has a net operating loss carry forward of approximately. $500,000 available to offset future taxable income through 2022.

Note 9  Going Concern

As reflected in the accompanying consolidated interim financial statements, the Company has a net income of $ 44,242 in 2004, an accumulated deficit of $1,229,148 at June 30, 2004, cash provided by operations of $69,507 in 2004, and working capital of $47,286 at June 30, 2004. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate future profits or raise additional capital. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

     For the six months ended June 30 2004 the company has become profitable in that it had net income of $ 42,242 compared with net income in 2003 of$ 65,246. The decrease in profitability and revenues is mainly due to the fact that management has spent a larger portion of their time in supervision of the construction of the property on Grayrock Road.

     The Company has continued its cost cutting ways as expenses have dropped from $ 167,486 for the six months ended June 30, 2004 compared with $ 241,254 for the same period in 2003. The largest part of this relates to commissions which was $ 38,443 for 2004 versus $ 77,026 in 2003 and for general and administrative expenses which dropped from $ 73,231 in 2003 to $ 32,735 in 2004.

     Credit report fees have decreased from $ 3,990 to $ 1,503 from 2003 to 2004 in accordance with the decreased volume of revenues generated in the six months.



     Professional fees have increased from $ 4,845 in 20032 to $ 10,552 in 2004 mainly due to some underaccruals in 2003 otherwise the expense for 2004 would have been $ 4,300.


Liquidity and Capital Resources

     Since inception, we have funded operations primarily through our brokerage business, net cash proceeds from private offerings of our common stock and through our line of credit with Union Planters Bank, N.A. At June 30 2004, we had cash and cash equivalents of $32,346 as compared to the year ended December 31, 2003 which was $ 30,257 and our shareholders equity for the quarter ended June 30 2004 was $101,352 as compared to the year ended December 31, 2003 which was $ 57,111. We expect our cash on hand to last for the next two (2) months. If cash generated from operations in future periods is insufficient to satisfy our liquidity requirements, we may sell additional equity or debt securities, or obtain additional credit facilities. The issuance of additional equity or convertible debt securities could result in additional dilution to our shareholders.

     Net cash provided from operating activities during six months ended June 30, 2004 was $ 69,507 which was mainly due to the net income for the period of $44,242 compared to net cash used in operating activities for the year ended December 31 2003 which was $68,463, which was primarily due monies spent on the property on Grayrock Road.


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

Item 2 - Change in Securities

     In February 2004, 100,000 shares of restricted stock was issued for services rendered.

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

Item 6 - Exhibits and Reports on Form 8-K

         Exhibit 11     - Computation of earnings per common share - see
                           Statement of Operations

         Exhibits 31 & 32 Certifications by Byron J. Webb, President,
                          pursuant to Section 906 of the Sorbanes-Oxley Act of 2002.





         Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


Webb Mortgage Depot, Inc.


BY: /s/ Byron J. Webb
   ---------------------------
   Byron J. Webb, President


Dated:  August 12, 2004.

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





August 12, 2004







                                                                    EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of Webb Mortgage Depot, Inc., a Florida corporation (the "Company"), on Form 10-QSB for the quarter ending June 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Byron Webb President & CEO, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

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


August 12, 2004.