Form 10QSB
period 2004-09-30
WEBB MORTGAGE DEPOT INC
filed 2004-11-12
CIK 1140303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004, Commission File Number 333-72376


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

                            4,169,144

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements







                            Webb Mortgage Depot, Inc.


                          Interim Financial Statements

                                 September 30, 2004






WEBB MORTGAGE DEPOT, INC.
CONSOLIDATED INTERIM BALANCE SHEET
AS AT September 30 2004
(UNAUDITED)

-------------------------------------------------------------------------------

                                                 September 30,   September 30,
                                                    2004             2003
-------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS

Cash and cash equivalents                            $  29,404       $  4,620
Interest receivable                                       -             5,655
Real estate held for resale                            624,459         56,069
Prepaid expenses and sundry assets                       2,662          1,607
-------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                   656,525         67,951
-------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, NET                             21,029         26,399
-------------------------------------------------------------------------------
OTHER ASSETS
Due from principal stockholder/officer                    -             8,757
-------------------------------------------------------------------------------

TOTAL OTHER ASSETS                                        -             8,757
------------------------------------------------------------------------------


TOTAL ASSETS                                        $  677,554      $ 103,107
------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

WEBB MORTGAGE DEPOT, INC.
CONSOLIDATED INTERIM BALANCE SHEET
AS AT September 30, 2004
(UNAUDITED)

-------------------------------------------------------------------------------

                                                    September 30, September 30,
                                                        2004         2003

-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Lines of credit                                       $  52,155      $  52,020
Accounts payable                                         24,084         30,780
Mortgage payable - real estate                          459,541           -
Due to principal stockholder                             20,918           -
-------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                               556,698         82,080
-------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common stock, $ 001 par value, 25,000,000 authorized,
  issued and outstanding - 4,189,144(2003 - 4,119,144)    4,189          4,119

Additional paid-in capital                            1,326,312      1,326,377

Accumulated deficit                                  (1,209,645)    (1,310,189)
-------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                              120,856         20,307
-------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKEHOLDERS' EQUITY          $  677,554      $ 103,107
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

WEBB MORTGAGE DEPOT, INC.
CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED)

-------------------------------------------------------------------------------
                              Three Months Ended          Nine Months Ended
                                September 30,               September 30,
                                2004      2003          2004            2003
-------------------------------------------------------------------------------
REVENUE                    $ 123,979  $   73,812      $ 337,626      $ 383,459
-------------------------------------------------------------------------------
EXPENSES
Management salary              7,500      17,500         22,500         52,500
Advertising                   11,477      16,654         50,368         36,048
Appraisals, titlework and
     surveys                   4,370         920          9,945          6,800
Commissions                   13,244      58,649         51,687        135,675
Consulting fees               49,689         -           49,689             -
Credit reports                   281       4,704          1,784          8,694
Depreciation and amortization    993       1,432          3,587          1,636
General and administrative    12,435     (24,277)        45,170         48,954
Processing fees                1,975      12,166         10,467         13,220
Professional fees             (5,027)     22,875          5,525         27,720
Rent                             450       2,917          4,394          7,796
Telecommunications and
    utilities                  5,654       4,968         15,411         20,819
-------------------------------------------------------------------------------

TOTAL EXPENSES               103,041     118,508        270,527        359,862
-------------------------------------------------------------------------------

INCOME(LOSS) FROM OPERATIONS  20,938     (44,696)        67,099         23,597

OTHER ITEMS
Bank charges & loan interest  (1,435)     (1,153)        (3,354)        (4,200)
-------------------------------------------------------------------------------

NET INCOME(LOSS)           $  19,503   $ (45,849)     $  63,745      $  19,397
-------------------------------------------------------------------------------

Weighted Average Number of
 Shares Outstanding
   Basic and Diluted       4,189,144  4,119,144       4,189,144      4,119,144
                           =========  =========       =========      =========
Earnings(loss) per share -
  basic and diluted       $     .004 $     (.01)    $      .015     $     .005
                           =========  =========       =========      =========




The accompanying notes are an integral part of these financial statements.

WEBB MORTGAGE DEPOT, INC.
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED)

-------------------------------------------------------------------------------

                                                         2004            2003
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)                                      $  63,745      $  19,397
Adjustments to reconcile net income(loss) to net cash
 used in operating activities
  Depreciation and amortization                           3,587          1,636
  Stock issued for services                                -                10
Changes in assets and liabilities
  Increase in prepaid expenses                             -                76
  Increase(Decrease) in accounts payable                  9,946        (19,310)
-------------------------------------------------------------------------------

                                                         13,533        (17,588)
-------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                77,278          1,809
-------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in real estate held for resale(net)          (67,473)       (56,069)
  Acquisition of fixed assets                           (10,260)       (26,611)
-------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                   (77,733)       (82,680)
-------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Lines of credit                                            (866)          (588)
(Advances to)repayment by officer(net)                      468         78,158
-------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                      (398)        77,570
-------------------------------------------------------------------------------

Increase(decrease) in cash                                 (853)        (3,301)


Cash and cash equivalents - beginning of period          30,257          7,921
-------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD              $ 29,404      $   4,620
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

WEBB MORTGAGE DEPOT, INC.
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
FROM DECEMBER 31, 2000 TO September 30, 2004
(UNAUDITED)
-------------------------------------------------------------------------------


                                                  Deficit
                                                Accumulated
                                     Additional  During the
                     Common Stock      Paid-In   Development
                Shares   Amount        Capital     Stage        Totals
Balance - December,
  31, 2000        3,369,144  $ 3,369   $ 941,083   $ (860,121)    $  84,331

Stock issued for
  services          200,000      200      99,800       -            100,000

Stock issued for
 cash, net          450,000      450     205,550       -            206,000

Services contributed
 by officer            -          -       76,435       -             76,435

Common stock options
 for services          -          -        3,599       -              3,599

Net loss for
  year                 -          -         -        (385,089)     (385,089)
                  ---------   -------   ---------    ---------     --------
Balance - December
       31, 2001   4,019,144 $  4,019   $1,326,467 $(1,245,210)    $  85,276

Net loss for
    year               -          -         -         (84,376)      (84,376)
                  ----------  -------   ---------    --------      --------

Balance - December
   31, 2002       4,019,144 $  4,019   $1,326,467 $(1,329,586)     $    900

Stock issued for
 services           150,000      150         (135)      -                15

Net income for
  Year                 -          -         -          56,196        56,196
                  ---------   ------    ---------   ---------       -------

Balance - December
   31, 2003       4,169,144 $  4,169   $1,326,332 $(1,273,390)    $  57,111

Correction of
 stock issuance      20,000       20          (20)      -              -

Net income for
  Period              -            -        -          63,745        63,745
                  ---------   ------    ---------   ---------       -------
Balance - September 30,
   2004           4,189,144 $  4,189   $1,326,312 $(1,209,645)    $ 120,856
                  =========  =======    =========  ==========       =======




The accompanying notes are an integral part of these financial statements.

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                               September 30, 2004
                                   (Unaudited)

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

     In the opinion of management, these interim financial statements include all adjustments necessary in order to make them not misleading

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                               September 30, 2004
                                   (Unaudited)
     (C) Use of Estimates

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

     (E) Concentrations

     The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts as of September 30, 2004, and believes it is not exposed to any significant credit risk.

     As a result of such concentrations in the real estate business, the entity is vulnerable to a potential severe impact in the near-term with regard to this segment of business. Severe impact is defined as the effect of disrupting the normal functioning of the entity. As of September 30, 2004, there have been no events that have adversely effected the operations of the Company.

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

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                               September 30, 2004
                                   (Unaudited)

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

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                               September 30, 2004
                                   (Unaudited)

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

     (M) Net Income(Loss) Per Common Share

     Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted- average number of common shares outstanding for the period. Diluted netincome per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At September 30, 2004 and 2003, the assumed exercise of common stock equivalents was not utilized since the effect was antidilutive due to the net losses. At September 30, 2004, there were 300,000 common stock options outstanding, which could potentially dilute future earnings per share.

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                               September 30, 2004
                                   (Unaudited)

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

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                               September 30, 2004
                                   (Unaudited)

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

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                               September 30, 2004
                                   (Unaudited)

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

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                               September 30, 2004
                                   (Unaudited)



     (P) Segment Reporting

     The Company complies with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Based upon definitions contained within SFAS No. 131, the Company has determined that it operates in two segments; mortgage brokerage and real estate development.

Note 2   Property and Equipment

     Property and equipment consists of the following at June 30, 2004 and 2003:

                                         2004      2003
                                       --------  --------
     Leasehold improvements            $ 27,238  $ 26,611
     Computers and equipment              3,257     3,257
                                       --------  --------
                                         30,495    29,868
     Less: Accumulated depreciation      (9,466)   (3,469)
                                       --------  --------
     Property and Equipment, net       $ 21,029  $ 26,399
                                       =======    =======

     Depreciation expense for the nine months ended September 30, 2004 and 2003 was $3,587 and $1,636, respectively.

Note 3   Lines of Credit

     The Company maintained an overdraft credit line with a bank for funds up to $5,000. The principal amount is due on demand. The line bears interest at prime plus 3% (8% and 7.75% as of September 30, 2004 and 2003, respectively). Amounts outstanding, including accrued interest at September 30, 2004 and 2003 were $3,882, and $4,360, respectively.

     The Company maintains a $50,000 line of credit with a bank. The line bears interest at prime plus 3% (7.25% and 7.75% at September 30, 2004 and 2003, respectively). The loan is due on demand and is secured by all assets of the Company with a guarantee by the president of the Company. Amounts outstanding including accrued interest at September 30, 2004 and 2003 were $48,274 and $48,412, respectively. (See Note 9)

Note 4   Stockholders' Equity

     (A) Common Stock

     During January and February 2001, the Company raised $206,000, net of offering costs of $19,000, for 450,000 common shares pursuant to a private placement offering at $0.50 per share.

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                               September 30, 2004
                                   (Unaudited)

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

     (A) Operating Lease

     On January 24, 2001, effective June 1, 2001, the Company entered into a three year office lease agreement for its North Carolina office. Annual rent is $11,298, payable monthly, with a 4% annual increase. Future minimum lease payments as of September 30, 2004 are as follows:

        2004      $    2,910

                   Webb Mortgage Depot, Inc. and Subsidiaries
               Notes to Consolidated Interim Financial Statements
                               September 30, 2004
                                   (Unaudited)

Note 7   Related Parties


     The Company's president personally guarantees all amounts due under the line of credit (see Note 4).

     The Company  entered into an employment  agreement  with its president (see
Note 5).

Note 8  Income Taxes

     There was no income tax during the quarters ended September 30, 2004 and 2003 due to the Company's accumulated net losses.

     The Company has a net operating loss carry forward of approximately. $500,000 available to offset future taxable income through 2022.

Note 9  Going Concern

     As reflected in the accompanying consolidated interim financial statements, the Company has a net income of $ 63,745 in 2004, an accumulated deficit of $1,209,856 at September 30, 2004, cash provided by operations of $77,278 in 2004, and working capital of $70,423 at September 30, 2004. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate future profits or raise additional capital. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

     For the nine months ended September 30, 2004 the company has become profitable in that it had net income of $ 63,745 compared with net income in 2003 of $19,397. The increase in profitability and revenues for the last quarter relates to the fact that management has completed the construction of its property on Grayrock Road and management has taken a more active role in generating revenues from mortgages.

     The Company has continued its cost cutting ways as expenses have dropped to $ 270,527 for the nine months ended September 30, 2004 compared with $ 359,862 for the same period in 2003. The largest part of this relates to commissions which is $ 51,687 for 2004 versus $ 135,675 in 2003 and for general and administrative expenses which dropped from $ 48,954 in 2003 to $ 45,170 in 2004.

     Credit report fees have decreased from $ 8,694 to $ 1,784 from 2003 to 2004 in accordance with the decreased volume of revenues generated in the nine months.


     Professional fees have decreased from $ 27,720 in 2003 to $5,525 in 2004 mainly due to some underaccruals in 2002.

Liquidity and Capital Resources

     Since inception, we have funded operations primarily through our brokerage business, net cash proceeds from private offerings of our common stock and through our line of credit with Union Planters Bank, N.A. At September 30, 2004, we had cash and cash equivalents of $29,404 as compared to the year ended December 31, 2003 which was $ 30,257 and our shareholders equity for the quarter ended September 30, 2004 was $120,856 as compared to the year ended December 31, 2003 which was $ 57,111. We expect our cash on hand to last for the next two (2) months. If cash generated from operations in future periods is insufficient to satisfy our liquidity requirements, we may sell additional equity or debt securities, or obtain additional credit facilities. The issuance of additional equity or convertible debt securities could result in additional dilution to our shareholders.

     Net cash provided from operating activities during nine months ended September 30, 2004 was $ 77,278 which was mainly due to the net income for the period of $44,242 compared to net cash used in operating activities for the year ended December 31 2003 which was $68,463.


     As of September 30, 2004, we had net operating loss carry forwards of approximately $500,000 available to offset future taxable income through 2022.

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


Dated:  November 12, 2004.

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





November 12, 2004







                                                                    EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of Webb Mortgage Depot, Inc., a Florida corporation (the "Company"), on Form 10-QSB for the quarter ending September 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Byron Webb President & CEO, of the Company, certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

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


November 12, 2004.