Form 10KSB
period 2004-12-31
WEBB MORTGAGE DEPOT INC
filed 2005-05-13
CIK 1140303

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                            ------------------------

                                   Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Fiscal Year Ended December 31, 2004

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the Transition Period from_________to__________

                        Commission File Number 333-72376

                            Webb Mortgage Depot, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Florida                                              65-0920373
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. employer
 incorporation or organization)                           identification number)

                   155 Wilson Lake Road, Mooresville, NC 28117
     ------------------------------------------------------------
     (Address of principal executive offices)          (Zip code)

Registrant's Telephone Number, Including Area Code: (800) 952-8706

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act:  NONE

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

State issuer's revenues for its most recent fiscal year.  $ 461,782.

         Of the 4,209,144 shares of voting stock of the registrant issued and outstanding as of May 10, 2005, 2,258,144 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of our Common Stock as reported on the OTC Bulletin Board on May 10, 2005 was approximately $429,000.

                                     PART I

This Form 10-KSB contains "forward-looking statements" relating to Webb Mortgage Depot, Inc. ("Webb, "we", "our", or the "Company") which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue our growth strategy and competition, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for us to predict all of such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                             PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Overview and History

Webb Mortgage Depot, Inc. was incorporated in the state of Florida on May 11, 1999 to implement a corporate reorganization of Webb Mortgage Corp. and Webb Mortgage Services Corporation, companies that were formed by Byron Webb, our founder. We operate as a mortgage broker and generate revenues by originating mortgage loans that are funded by third parties. We are a provider of both on-line and traditional mortgage services. Our services include originating and processing mortgage loans through walk-in locations and through the on-line application process via our web site (www.webbmortgage.com).

We are currently licensed as a correspondent mortgage lender in Florida and MORTGAGE BROKER IN North Carolina. We were previously licensed in California, and New York. Management has determined that due to intense competition in these states and ongoing fees, that the Company would cut back on its scope of operations and focus on those geographical areas where it is most familiar. Although we do not anticipate expanding into other areas at this time, we are also able to conduct business in Alabama, Colorado, Montana and Wyoming. In these states, a license is not required to conduct business as a mortgage broker. We may apply for mortgage broker licenses in other states if we believe that there is sufficient demand for our mortgage services in those states. We do not foresee us expanding our operations if the proposed share for share exchange agreement with Medical Connections is consummated. (See "Subsequent Events").

We conduct our business primarily through mortgage brokers who are independent contractors. Our only employee is Byron Webb, our founder and principal shareholder. We generate approximately 50% of our business from on-line activities and approximately 50% of our revenues from traditional store front activities.

In 2003, Byron Webb contributed a parcel of real estate located in Stateville, North Carolina which he owned personally to the Company. Thereafter, he began construction on a single family residence. Construction financing in the amount of $ 350,000 was secured from Piedmont Bank. Upon completion of the home, Mr. Webb secured a mortgage in the amount of $460,000. The mortgage and note provide for monthly interest only at the rate of prime plus 2% for 15 years. The mortgage is in the name of Byron Webb and has been personally guaranteed by Byron Webb. The property was transferred by deed to the Company. The Company hopes to resell the property at a profit. If the Company can not find a buyer, the Company will attempt to rent the property for the summer. There can be no assurance that we will be able to rent or ressell the home and generate a profit after payment of construction expenses and closing costs. The real estate was originally contributed to the Company with a view towards implementing a new business segment, specifically real estate development. We will not seek to exploit these opportunities if we are successful in closing our agreement with Medical Connections.

Our articles of incorporation authorize us to issue up to 25,000,000 shares of common stock at a par value of $0.001 per share. As of December 31, 2004 we had 4,209,144 shares of our Common Stock issued and outstanding. Due to the cost of running our operations, including the increasing costs associated with being a publicly traded company and the additional legal and accounting fees we will continue to incur and given our current cash flows, there is an uncertainty about our ability to continue as a going concern.

To address this shortfall, we have attempted to cut our general and administrative costs and relocated our Boca Raton offices to Matthews, North Carolina.

If we do not generate additional revenues from our mortgage brokering business, it is unlikely we will be able to continue as a going concern without additional capital. Management has not as yet actively sought third party financing and there can be no assurance that even if financing is identified, it can be obtained on terms acceptable to the Company. Management believes that the future success of the Company will be dependent upon its ability to enter into an acquisition agreement with a target company and spin-off the assets of the mortgage brokerage business into a privately held company. If management is successful with this plan, which will require shareholder approval, shareholders will have the opportunity to participate as equity holders in two companies.

Industry Background

We are an on-line (Internet) mortgage broker. We also provide traditional mortgage broker services from our new office in North Carolina. We derive our revenues from the brokering of mortgage loans. We charge a fixed processing fee , a credit report fee, a brokerage fee of approximately, and, depending upon the type of loan, an origination fees which may range from one(1) to four(4) percent of the dollar amount of the loan. We recognize revenues when the loan is closed, at which time we are paid by the lender.

To date, we have generated all of our revenues from the brokering of mortgage loans. The mortgage loans we broker can be divided into three categories:

         *  Prime or conforming loans
         *  Sub-prime or non-conforming loans
         *  Commercial

Prime or conforming loans are loans that conform to the guidelines established by certain government sponsored entities. These guidelines establish the maximum loan amount, down payment and borrower and credit and income requirements. All other loans are considered "non-conforming loans" because of the size of the loans (referred to as jumbo mortgages) and/or the credit profiles of the borrowers (generally referred to as sub-prime mortgages). Second mortgage loans, credit lines, home equity loans, home improvement loans are also non-conforming loans. Furthermore, non-conforming loans are sometimes referred to as "non-doc" or "reduced-doc" loans because the paperwork is less extensive than with the prime or conforming loans and prospective borrowers generally do not have to reveal details about their income and credit history.

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

TRADITIONAL MORTGAGE SERVICES

As a mortgage broker, we currently generate revenues by originating mortgage loans between lenders and qualified borrowers. The Company does not make the loans, therefore the loans we broker are funded by third parties. We currently have relations with several different financial institutions which allows us to offer a full range of loan products, including adjustable rate mortgages, fifteen (15) year and thirty (30) year fixed rate loans, and balloon loans with a variety of maturities. In addition to residential mortgages, we broker refinancing, construction loans, second mortgages, debt consolidation and home equity loans.

Borrowers who qualify for conforming loans have what is referred to as an "A" credit rating. Typically, borrowers who seek sub-prime financing have what is referred to in banking as "B," "C" or "D" credit ratings. Credit ratings vary depending upon the lender, but are usually based on factors, such as income, credit history and previous debt experiences. "A" rated borrowers have the highest credit rating, while "B," "C" and "D" borrowers have progressively lower credit ratings. A "B" credit rating generally indicates that the borrower has 1 or 2 late mortgage payments in the past 12 months and there have been no collections or charge offs. A "C" credit rating indicates that the borrower has 3 or 4 late mortgage payments and there have been collections or charge-offs on the borrower's credit report. A "D" credit rating indicates that the borrower has a recent bankruptcy or foreclosure.

We broker "non-doc" or "reduced-doc" loans to sub-prime borrowers. These "non-doc" or "reduced-doc" loans are typically brokered for borrowers with prime credit ratings who desire to maintain their privacy as to details of their income, self-employed persons or persons with blemished credit histories. Management anticipates an increase in "sub-prime" and "no-doc" loans as the market for self-employed borrowers and individuals with blemished credit grows.

ONLINE MORTGAGE SERVICES

Loan applications may also be processed by going to our website located at www.webbmortgage.com. We established this site in 1995. We use this web site to service those individuals who prefer the convenience of the online process versus traditional mortgage services. Our online service complements the highly personalized service offered at our traditional offices. The majority of our online business is expected to be generated from home refinancing, because of the decrease in interest rates. During our last fiscal year, we estimate that we generated approximately 50% of our revenues from our Internet based activities.

A study conducted by the Mortgage Banker's Association found that eighty-two (82%) per cent of consumers who obtained a mortgage in 2002, whether for the purchase of a new home or refinancing, used the Internet at some point during the home buying or mortgage process. To offer online services, we are limited by offering said services only to consumers in the states we maintain a license in good standing. Currently, we are limited to promote an online presence with our website to those consumers in the states of Florida and North Carolina due to licensing restrictions.

Advertising and Marketing.

We have attempted to increase business in states where we are licensed by purchasing e-mail lists of prospective customers and running marketing and promotional campaigns. We generally run advertisements in local papers to advertise the rates on certain of our mortgage products. We have attempted to form strategic alliances with real estate agents, developers, lawyers, accountants, financial planners and other persons who are involved in the home buying process.

We use numerous sales and marketing vehicles for both our traditional and online mortgage products and services. We have tried, with limited success to establish our brand name through a marketing campaign aimed at both the online and traditional users of mortgage services.

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

COMPETITION

The National Association of Mortgage Brokers reports that there are more than 20,000 mortgage brokerage operations in the U.S., employing an estimated 200,000 people.

The mortgage lending industry is highly fragmented with many players serving the borrowing community. Borrowers have a plethora of financing alternatives including: consumer finance companies, mortgage banking companies, independent mortgage brokers, savings banks, community banks, credit unions, thrift institutions, credit card issuers, insurance companies, Federal Home Loan Mortgage Corporation and other entities engaged in mortgage lending.

Competition among industry players can take the form of interest rates, loan origination fees, term and amount of loan, marketing and distribution channels (including on-line applications), customer services, and convenience of obtaining a loan.

We believe that we have a competitive advantage over other mortgage brokers, because we offer our consumers a comprehensive selection of mortgage products. The process of obtaining a mortgage loan or refinancing a mortgage loan can be time consuming, frustrating and overwhelming for many consumers. Consumers want to make certain that they get the best rates on their mortgage loans. If they go to a large financial institution, such as Citibank or NationsBank, they may not get the best rates. These organizations have financial incentives to keep them with their financial institution, even if they do not offer the most comprehensive selection of mortgage products. Similarly, if they go to a small mortgage broker, it may not have access to the best mortgage products. Smaller mortgage brokers may not be approved by some of the more established lenders, such as CountryWide and hsbc mortgage.

We believe that we are able to solve these problems for our consumers. Our chief competitive advantages are:

       1. Personalized service;
       2. Expedited mortgage processing services; and
       3. Convenience and access to the best rates and products for our customers.

As a smaller mortgage broker, we believe that we are able to give our clients more personalized attention than larger mortgage brokers. We make certain that our customers' loans are processed in an expedited manner. Our mortgage lenders can quickly advise a client as to whether he/she will be approved for a loan. However, the time between approval of a customer's loan and actual funding is subject to a number of variables, such as obtaining appraisals and title searches. Our customer oriented mortgage brokers expedite the time between approval and funding, by assisting in collecting all the documents that are required for closing. Even as our business expands, we intend to make customer service a priority for our mortgage brokers. We have a network of over fifty
(50) institutional and private lenders, which allows to us to have funding rate of approximately 96% for all of our loan applications. We have been approved by several well-known funders, such as CountryWide, Eastern Savings Bank, Union

Planters and HSBC Bank . This network allows us to have access to the best products and services for our customers.

REGULATIONS

Our mortgage services business is subject to the rules and regulations of the Department of Housing and Urban Development, Federal Housing Administration, Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Government National Mortgage Association and other state and federal regulatory agencies in connection with originating, processing and underwriting mortgage loans. These rules and regulations, among other things, impose licensing obligations, prohibit discrimination and establish underwriting guidelines. As a mortgage broker, we are subject to these guidelines of the aforementioned establishments at all times. A detailed review of the said guidelines would extend well beyond the scope of this prospectus, as each establishment has very specific guidelines that must be adhered to at all times. Our failure to comply with the underwriting guidelines at any time would cause our company to discontinue its operations as a mortgage broker and thereby we would no longer be able to generate revenues by originating loans that are funded by third parties.

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

Although our operations on the Internet are not currently regulated by any U.S.government agency, future laws and regulations may be adopted governing the Internet, and existing laws may be interpreted to apply to the Internet.

Therefore, our future compliance may be more difficult or expensive. To offer online services, we are limited by offering said services only to consumers in the states we maintain a license in good standing. Currently, we are limited to promote an online presence with our website to those consumers in the states of Florida and North Carolina and those stats which do not require registration as a mortgage broker.

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

Employees

     As of December 31, 2004, Byron J. Webb was our only full-time employee. At the present time, we work with seven (7) mortgage brokers, who are independent contractors. This number varies from time to time, and during certain peak time periods, we have had as many as ten (10) independent contractors working with us. As of December 31, 2004, our sole employee was Byron J. Webb, our founder and president who works at our Matthews, North Carolina office.

SUBSEQUENT EVENTS

On January 19, 2005 we entered into a share for share exchange agreement with Medical Connections, Inc. If the agreement is approved by our shareholders, we will no longer be involved in the mortgage business. Rather, our business will be that of Medical Connections and the current officers and directors of Medical Connections will become officers and directors of our company. Approval of the transaction is subject to the consent of our shareholders. If the agreement is approved by our shareholders, we anticipate that the following will happen:

         1. The shareholders of Medical Connections will be issued 444,600 shares of our Common Stock so that, immediately post-closing, the former shareholders of Medical Connections will own approximately 95% of our issued and outstanding Common Stock and Medical Connections will become a wholly owned subsidiary. Medical Connections will also pay $200,000 to Byron Webb in consideration for the cancellation of all shares of the Company's common stock currently owned by Mr. Webb.

         2. Joseph J. Azzata and Anthony J. Nicolosi, the current members of the board of directors of Medical Connections will serve as officers and directors of our Company.

         3. We will reverse split our common stock on a 100 to 1 basis while retaining the authorized shares of 25 million, so that upon closing and prior to the issuance

         4. We will change our name to "Medical Connections, Inc."

         5. We will transfer our assets and operations to a new entity. We will then make a pro rata distribution of this new entity's common stock to our current shareholders (not including the Medical Connections shareholders). Our shareholders will not be required to pay any consideration to receive shares of common stock in this new entity.

About Medical Connections:

Medical Connections, a Florida corporation, is an employment and executive search firm that will provide recruiting services to its clients within the healthcare and medical industries. It seeks to become a full service company by taking advantage of the search and placement opportunities within such industries. These industries were selected for concentrated efforts because they are relatively stable, and because management believe that the need for quality employees and professionals in such fields has been steadily increasing over the past few years and the projected growth of the industries appears to be increasing steadily over time.

The  Industry

Management of Medical Connections believes the executive and employee search and placement industry is an extraordinary growth category in American business. It is a part of the $75+ billion staffing industry, and we estimate that executive search firms are in higher demand than at any time in history. Management believes that it is an exploding field with superb potential for years to come.

Medical Connections believes that the combination of economic, political and educational conditions has created soaring demands for more healthcare providers than the country has been able to produce.

Core Focus

Primarily   utilizing  web  based  technology,   Medical  Connections  will
specialize in a few very specific areas of selected industries. It will focus initially on physicians, nurses, and pharmacists, and other related personnel. Thereafter, Medical Connections intends to expand into other health-based areas.

                                  RISK FACTORS

Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose all of your investment in our company.

IT IS UNLIKELY THAT WE WILL BE ABLE TO SUSTAIN PROFITABILITY IN THE FUTURE.

We had net income of $100,461 during fiscal 2004 as compared to a loss of $28,225 for the fiscal year ended December 31, 2003. Given our planned operating and capital expenditures, we may not be able to continue to operate at a profitable level in the future.

It is critical to our success that we continue to devote financial resources to sales and marketing and developing brand awareness. As a result, we expect that our operating expenses will increase significantly during the next several years, especially in sales and marketing. As we increase spending, there can be no assurance that we will be able to continue to operate on a profitable basis. As a result, we may not be able to sustain profitable operations, or if we do continue to achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We received a going concern qualification for the fiscal years ended December 31, 2004 and 2003.

We do not have access to additional capital and as a result, we believe that closing on our transaction with Medical Connections will facilitate our ability to expand operations. The ability of our company to continue as a going concern is dependent on our ability to generate future profits or to raise additional capital. We believe that our ability to continue as a going concern will be dependent upon the approval of the proposed transaction with Medical Connections.

OUR PAST OPERATING HISTORY MAY NOT BE INDICATIVE OF OUR FUTURE PERFORMANCE.

All of our operations have occurred during a period in which the overall home mortgage market has grown and the online mortgage market has emerged. We have never operated our business during a downturn in the mortgage market and we cannot assure you that we will be successful in such a market. Notwithstanding the foregoing, management does not believe that shareholder value can be enhanced without identifying a new business opportunity.

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

THE GEOGRAPHIC SCOPE OF OUR BUSINESS HAS DECREASED SIGNIFICANTLY IN THE PAST FISCAL YEAR AND WE MAY HAVE DIFFICULTY COMPETING EFFECTIVELY. .

We have reduced our business focus to the states of North Carolina and Florida. We are not taking any steps to become licensed in other states. There can be no assurance that the Company will be able to expand significantly in these states to warrant our focus on only two states.

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

OUR BUSINESS IS HEAVILY DEPENDENT ON THE ECONOMIES OF BOTH FLORIDA AND NORTH CAROLINA.

At the current time, our business is heavily dependent on the economy and housing markets in both North Carolina and Florida. Each state's economy may suffer a downturn or recession due to, among other things, natural disasters, such as hurricanes and flooding. To the extent that borrowers are uninsured for natural disasters, our ability to collect on the mortgages will be impaired. Increased delinquencies or defaults resulting from natural disasters could adversely affect our business.

WE CURRENTLY DEPEND ON A FEW FUNDING PARTNERS.

Although we maintain relationships with approximately twenty (20) lenders, most of the loans that we originate are funded by a much smaller subset of these lenders. This small group of lenders tends to provide more favorable rates and terms to our customers. We believe if and when other lenders offer comparable terms, the source of loans will shift accordingly. If lenders with the most competitive terms do not continue to accept the loans we originate, our business could suffer.

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

WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, SHAREHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and Nasdaq are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. While our board of directors has adopted a Code of Ethics and Business Conduct, we have not yet adopted any of these corporate governance measures and, since our securities are not listed on a national securities exchange or Nasdaq, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

OUR COMMON STOCK IS CURRENTLY QUOTED ON THE OTCBB, BUT TRADING IN OUR STOCK IS LIMITED. BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTC BULLETIN BOARD, OUR STOCK IS CONSIDERED A "PENNY STOCK" WHICH CAN ADVERSELY EFFECT ITS LIQUIDITY.

The market for our common stock is extremely limited and there are no assurances an active market for our common stock will ever develop. Accordingly, purchasers of our common stock cannot be assured any liquidity in their investment. In addition, the trading price of our common stock is currently below $5.00 per share and we do not anticipate that it will be above $5.00 per share in the foreseeable future. Because the trading price of our common stock is less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of our securities in the secondary market because few broker or dealers are likely to undertake these compliance activities.

OUR PLANS TO SPIN-OFF OUR MORTGAGE FINANCING ACTIVITIES AND FOCUS ON THE OPERATIONS OF MEDICAL CONNECITIONS MAY BE UNSUCCESSFUL.

There can be no assurance that our current shareholders will approve the transaction with Medical Connections and even if approved, there can be no assurance that Medical Connections will operate profitably or enhance shareholder value.

OUR LENDER MAY DEMAND IMMEDIATE REPAYMENT OF ALL OUTSTANDING AMOUNTS DUE UNDER THE MORTGAGE WHICH WAS OBTAINED IN MR. WEBB'S NAME.

Mr. Webb transferred legal title to the real estate on May 4, 2004. The mortgage securing the property contains a due on sale clause. The entity holding this mortgage could treat the transfer of legal title to the property as a sale and demand immediate repayment thereof. Should this occur, the lending institution would have the legal right to demand immediate repayment of the mortgage loan. It is unlikely that we will have sufficient liquid assets to make any payments. If we are then not able to refinance the property, we risk the loss of the property.

ITEM 2.  DESCRIPTION OF PROPERTIES.

Our corporate headquarters are located at 155 Wilson Lake Road, Mooreville, North Carolina, a suburb of Charlotte, North Carolina. The facility in Matthews, North Carolina consists of approximately 900 sq. feet and is leased at an annual lease rate of $11,298. We lease this space from an entity controlled by the wife or our president. We believe that the rent we pay for this office space accurately represents the fair market value of the property. We do not have any proposed programs for the renovation, improvement or development of our office space, nor do we plan to relocate our offices in the foreseeable future. If additional facilities are needed, management believes that suitable expansion space is available to meet our future needs at commercially reasonable terms.

We also own a property located in Stateville, North Carolina. The property is a custom built home situated on the main channel of Lake Norman, one of the largest freshwater lakes in the state. The home has approximately 2,500 square feet of space, four bedrooms and 2.5 bathrooms , with a finished full basement, garage, workshop and wrap around covered porches and decks which overlook the lake and a finished dock and pier. The property is located a few miles from Mooresville, North Carolina, which serves as the corporate headquarters for Lowes home improvement stores. Our monthly interest payment is approximately $2,800 per month and our total monthly carrying costs are approximately $3100.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor to the knowledge of management, are any legal proceedings threatened against us. >From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable.
                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  A. Market Information

Our common stock trades on the NASDAQ Over-the-Counter-Bulletin Board under the symbol ("WBBM"). There is a very limited market for our common stock, with very limited trading activities. During the last three years, except for the fourth quarter of 2004, there was no posted bid or ask price for our common stock. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

The high and low bid price for those periods in which quotes are available is set forth below:

2004                                        High               Low
                                            ----               ---

Fourth Quarter                              $.15               $.0

2004

First Quarter                               $.20               $.18

  B.   Holders

As of December 31, 2004 there were 40 stockholders of record of our Common
Stock.

Our transfer agent is Interwest transfer company. Their mailing address is 1981 east 4800 south, Salt Lake City, UT 84117 and their telephone number is
(801)272-9294.

  C.   Dividends

We have not paid dividends on our common stock since the date of our incorporation and we do not anticipate paying any common stock dividends in the foreseeable future. We anticipate that any earnings will be retained for development and expansion of our businesses and we do not anticipate paying any cash dividends in the foreseeable future. Furthermore, our credit facility with Union Planters Bank restricts us from paying any dividends to our shareholders, unless we obtain prior written consent from Union Planters. Future dividend policy will depend upon our earnings, financial ondition, contractual restrictions and other factors considered relevant by our Board of Directors and will be subject to limitations imposed under Florida law.

  D.   Equity Compensation Plans


d) Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information

                                 Number of securities   Weighted-average
Number of securities             to be issued upon      exercise price of
remaining available for          the exercise of        outstanding options,
Future issuance under            Outstanding options    warrants and rights
future issuance under            warrants and rights
Equity compensation plans        outstanding options,
-------------------------        --------------------   --------------------
Equity compensation plans
 approved by securities holders               0                  0
Equity compensation plans not
 approved by securities holders         200,000              $0.55
                                        -------              -----
                       TOTAL            200,000              $0.55
                                        =======              =====

  E.   Sale of Unregistered Securities

   We did not sell any securities during the period covered by this report that were not registered under the Securities Act which were not previously disclosed in our prior quarterly reports.

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

We may also recognize a profit or loss from the sale of certain real estate which has been contributed by Mr. Webb to the Company. In 2001, Mr. Webb purchased vacant land to build a single family home and began construction thereon. Mr. Webb obtained construction financing which has since been converted into traditional financing for the purchase of a home. The mortgage is a secured line of credit based on the prime rate plus 2% and payable monthly as interest only payments. With real estate prices escalating significantly in North Carolina, Mr. Webb made the decision to contribute this real estate to the Company and permit the Company to benefit from the rise in real estate prices and if successful, launch a new division for the company.

Title to the home was transferred May 4, 2004. There is an existing mortgage on the property in the amount of approximately $460,000. Monthly mortgage payments are made by the Company. The mortgage which secures the note obligation contains a due on sale provision. The transfer of the property from Mr. Webb to the Company could be construed as a sale of the property. As a result, First Charter Bank, who holds the mortgage, could demand immediate payment of all outstanding amounts due under the loan obligation. If a demand for acceleration is received, we will have to refinance the property. There can be no assurance that we will be able to refinance the property at that time or if we obtain financing, that it will be on terms favorable to the Company.

Results of Operations

We were incorporated in the State of Florida on May 11, 1999, to implement a corporate reorganization of Webb Mortgage Corp. and Webb Mortgage Services Corporation, companies that were formed by Byron Webb, our founder and president.

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

As a result of the recapitalization, we have two wholly- owned subsidiaries, Webb Mortgage Corp. and Webb Mortgage Services Corporation. As of December 31, 2004, these companies were inactive and all brokerage business was transacted through Webb Mortgage Depot, Inc.

In connection with the review of our financial statements, we have determined that certain construction costs had not been properly recorded or accrued for our fiscal year end December 31, 2003. We have restated these costs and related liabilities as of December 31, 2003. Investors are urged to review Footnote number 2 of our financial statements which compares our Statement of Operations for the year ended December 31, 2003 and Balance Sheet as of December 31, 2003 as previously reported and as reported in these financial statements.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

         REVENUES. Total revenues decreased slightly to $461,782 for fiscal 2004 compared to total revenues of $481,198 for fiscal 2003.

         COMPENSATION. Compensation expenses consist primarily of management and employee salaries. In an effort to reduce total operating expenses, total compensation expenses were reduced from $32,800 to $22,500.

         ADVERTISING. Our advertising expense expenses increased to $59,505 from $48,194 in the prior year. Despite this increased expenditure, we were not able to increase revenues.

         APPRAISALS, TITLEWORK AND SURVEYS. Fees for appraisals, title work and surveys were $13,070 for 2004 as compared to $11,415 in 2003.

         COMMISSIONS. We pay commissions of approximately 40% to 50% of the brokerage fee that we receive to the individual broker who processed the loan. The commission is paid when the loan is funded. Commissions decreased to $72,915 from $149,219 in 2003. This is due primarily to our president originating more loans in the year ended December 31, 2004 compared to the year ended December 31, 2003. Our President does not receive commissions for the loans he originates because he is paid pursuant to an employment agreement.

         CONSULTING. Consulting fees of $57,730 were paid to the spouse of the President as she is actively engaged in the operations of the Company. The Compensation was therefore split between Byron Webb and his wife without any additional burden on the Company.

         CREDIT REPORT FEES. We engage third parties to perform these services and do not charge our borrowers a markup for these services. Credit report fees were $2,156 in 2004 as compared with $8,356 in 2003.

         DEPRECIATION. Depreciation was $3,587 in 2004 compared with $4,047 in 2003 mainly due to depreciation on the leasehold improvements incurred to build the Company's new offices.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased slightly from $79,323 in 2003 to $77,252 in 2004.

         PROCESSING FEES. Processing fees decreased to $11,267 in 2004 from $18,861 in 2003.

         PROFESSIONAL FEES. Professional fees include fees paid to our accountants and attorneys. Our professional fees were $ 5,975 in 2004 as compared to $73,397 in 2003.

         RENT. Rent was $ 16,877 in 2004 as compared with $11,685 in 2003. The increase in rent was due to the six month time period in which the Company maintained an office both in Florida and North Carolina.

Liquidity and Capital Resources

Since inception, we have funded operations primarily through our mortgage brokerage business, net cash proceeds from private offerings of our common stock and through our line of credit with Union Planters Bank, N.A. At December 31, 2004 we had cash of $32,969 as compared to $30,257 as of December 31, 2003. In addition to propert and equipment which we have booked net of depreciation at $13,929 as compared to $14, 356, our principal asset is a home under construction which we have booked at $652,319 as compared to $460,399 as of December 31, 2003. The home was contributed to the Company by our president. The significant increase in value is directly attributable to additional construction costs incurred by the company in completing the home. Our total assets as of December 31, 2004 were $699,217 as compared to $506,695.

Total current liabilities were $550,073 as of December 31, 2004 as compared to $459,020 as of December 31, 2003. The significant increase in our total liabilities is attributable to an increase in the advances from our president from $375,179 to $459,692.

We have a working capital deficit of $517,104 as of December 31, 2004 as compared to a working capital deficit of $427,080.

CRITICAL ACCOUNTING POLICIES

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Income per share: Basic income per share excludes dilution and is computed by dividing the income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the income of the Company. Diluted income per share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted income per share as their effect would have been anti-dilutive for the periods ended December 31, 2004 and 2003.

Critical Accounting Policies
----------------------------

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements. We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

ITEM 7.  FINANCIAL STATEMENTS.

                   WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF DECEMBER 31, 2004 AND 2003 (RESTATED)

                   WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES

                                    CONTENTS


PAGE       1      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE       2      CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2004 AND 2003
                  (RESTATED)

PAGE       3      CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                  DECEMBER 31, 2004 AND 2003 (RESTATED)

PAGE       4      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR
                  THE YEARS ENDED DECEMBER 31, 2004 AND 2003 (RESTATED)

PAGE       5      CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                  DECEMBER 31, 2004 AND 2003 (RESTATED)

PAGES    6 -17    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
  Webb Mortgage Depot, Inc.

We have audited the accompanying consolidated balance sheets of Webb Mortgage Depot, Inc. and subsidiaries as of December 31, 2004 and 2003 (restated) and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2004 and 2003 (restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Webb Mortgage Depot, Inc. and subsidiaries as of December 31, 2004 and 2003 (restated) and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 (restated) in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the accompanying consolidated financial statements for the year ended December 31, 2003 have been restated.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has a negative cash flow from operations of $67,220, a working capital deficiency of $517,104 and an accumulated deficit of $1,257,138. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 11. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEBB & COMPANY, P.A.

Boynton Beach, Florida
May 9, 2005

                   WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 2004 AND 2003 (RESTATED)

                                     ASSETS
                                                                                               2003
                                                                              2004          As Restated
                                                                           -----------      -----------
CURRENT ASSETS
  Cash                                                                     $    32,969      $    30,257
  Prepaid expenses and other current assets                                         --            1,683
                                                                           -----------      -----------
        Total Current Assets                                                    32,969           31,940

PROPERTY & EQUIPMENT, NET                                                       13,929           14,356

OTHER ASSETS
  Home under construction                                                      652,319          460,399
                                                                           -----------      -----------

TOTAL ASSETS                                                               $   699,217      $   506,695
                                                                           ===========      ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                         $    26,343      $    27,857
  Accrued rent - related party                                                  10,800               --
  Payroll taxes payable                                                             --            2,963
  Advances from officer                                                        459,692          375,179
  Lines of credit                                                               51,819           53,021
  Capital lease payable - current                                                1,419               --
                                                                           -----------      -----------
        Total Current Liabilities                                              550,073          459,020

LONG-TERM LIABILITIES
  Capital lease                                                                    796               --
                                                                           -----------      -----------

TOTAL LIABILITIES                                                              550,869          459,020
                                                                           -----------      -----------

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 25,000,000 shares authorized,
   4,209,144 and 4,209,144 shares issued and outstanding, respectively           4,209            4,209
  Additional paid in capital                                                 1,401,277        1,401,277
  Accumulated deficit                                                       (1,257,138)      (1,357,811)
                                                                           -----------      -----------
        Total Stockholders' Equity                                             148,348           47,675
                                                                           -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $   699,217      $   506,695
                                                                           ===========      ===========

          See accompanying notes to consolidated financial statements.

                   WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 (RESTATED)

                                                                                           2003
                                                                          2004         As Restated
                                                                      -----------      -----------
REVENUES
  Mortgage Brokerage                                                  $   461,782      $   481,198
                                                                      -----------      -----------

OPERATING EXPENSES
  Compensation                                                             22,500           32,800
  Advertising                                                              59,505           48,194
  Appraisals, title work and surveys                                       13,070           11,415
  Commissions                                                              72.915          149,219
  Consulting                                                               57,730           67,932
  Credit report fees                                                        2,156            8,356
  Depreciation                                                              3,587            4,047
  General & administrative                                                 77,252           79,323
  Processing fees                                                          11,267           18,861
  Professional fees                                                         5,975           73,397
  Rent                                                                     16,877           11,685
                                                                      -----------      -----------
        Total Operating Expenses                                          342,834          505,229
                                                                      -----------      -----------

NET INCOME (LOSS) FROM OPERATIONS                                         118,948          (24,031)
                                                                      -----------      -----------

OTHER INCOME (EXPENSE)
  Loss on abandonment of leasehold improvements                           (12,061)              --
  Interest expense                                                         (6,214)          (4,194)
                                                                      -----------      -----------
        Total Other Income (Expense)                                      (18,275)          (4,194)
                                                                      -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES                                         100,673          (28,225)
                                                                      -----------      -----------

Provision for Income Taxes                                                     --               --
                                                                      -----------      -----------

NET INCOME (LOSS)                                                     $   100,673      $   (28,225)
                                                                      ===========      ===========

 Net income (loss) per share - basic and diluted                      $      0.02      $     (0.01)
                                                                      ===========      ===========

Weighted average number of shares outstanding during the period -
  basic and diluted                                                     4,209,144        4,160,377
                                                                      ===========      ===========

          See accompanying notes to consolidated financial statements.

                   WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 (RESTATED)

                                      Common Stock             Additional
                               ---------------------------      Paid-In         Accumulated
                                 Shares          Amount          Capital          Deficit           Total
                               -----------     -----------     -----------      -----------      -----------
Balance, December 31, 2002
  (as previously reported)       4,019,144     $     4,019     $ 1,326,467      $(1,329,586)     $       900

Prior period adjustment             40,000              40             (40)              --               --
                               -----------     -----------     -----------      -----------      -----------

Balance, December 31, 2002
  (as restated)                  4,059,144           4,059       1,326,427       (1,329,586)             900

Stock issued for services          150,000             150          74,850               --           75,000

Amortization of stock
  issued for services                   --              --              --               --           27,083

Net loss, 2003                          --              --              --          (28,225)         (28,225)
                               -----------     -----------     -----------      -----------      -----------

Balance, December 31, 2003
  (as restated)                  4,209,144           4,209       1,401,277       (1,357,811)          47,675

Net income, 2004                        --              --              --          100,673          100,673
                               -----------     -----------     -----------      -----------      -----------

BALANCE, DECEMBER 31, 2004       4,209,144     $     4,209     $ 1,401,277      $(1,257,138)     $   148,348
                               ===========     ===========     ===========      ===========      ===========

          See accompanying notes to consolidated financial statements.

                   WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 (RESTATED)

                                                                                                     2003
                                                                                     2004       (As Restated)
                                                                                   ---------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                $ 100,673      $ (28,225)
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
    Depreciation                                                                       3,960          4,047
    Stock issued for services                                                             --         75,000
    Loss on abandonment of leasehold improvements                                     12,061             --
   Changes in current assets and liabilities:
    (Increase) decrease in:
     Deposits and other assets                                                         1,683             --
     Home under construction                                                        (191,920)       (15,181)
    Increase (decrease) in:
    Accounts payable                                                                  (1,514)       (15,003)
    Payroll taxes payable                                                             (2,963)        (4,267)
                                                                                   ---------      ---------
         Net Cash Provided By (Used In) Operating Activities                         (67,220)        16,371
                                                                                   ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                                           (12,794)       (16,979)
                                                                                   ---------      ---------
         Net Cash Used In Investing Activities                                       (12,794)       (16,979)
                                                                                   ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments and advances from officer                                                84,513         22,531
  Proceeds from (payments on) lines of credit                                         (1,202)           413
  Payments on capital lease                                                             (585)            --
                                                                                   ---------      ---------
         Net Cash Provided By Operating Activities                                    82,726         22,944
                                                                                   ---------      ---------

NET INCREASE IN CASH                                                                   2,712         22,336

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        30,257          7,921
                                                                                   ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                           $  32,969      $  30,257
                                                                                   =========      =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid for interest                                                             $   6,214      $   7,734
                                                                                   =========      =========

During 2003, the Company's President exchanged a home under construction for a note payable of $352,648.

During 2004, the Company purchased $2,800 of office equipment under a capital lease.

          See accompanying notes to consolidated financial statements.

                   WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF DECEMBER 31, 2004 AND 2003 (RESTATED)

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (A) ORGANIZATION

       Webb Mortgage Depot, Inc. ("Depot" or the "Company") was incorporated in the State of Florida on May 11, 1999 to implement a corporate reorganization. On February 4, 2000, effective as of March 31, 2000, Depot acquired Webb Mortgage Corp. and Webb Mortgage Services Corporation.

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

       Since December 31, 2001, Webb Mortgage Corp. and Webb Mortgage Services Corporation were inactive and all brokerage business was transacted through Depot.

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

                   WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF DECEMBER 31, 2004 AND 2003 (RESTATED)

       (E) CONCENTRATIONS

       The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts as of December 31, 2004, and believes it is not exposed to any significant credit risk.

       As a result of such concentrations in the real estate business, the entity is vulnerable to a potential severe impact in the near-term with regard to this segment of business. Severe impact is defined as the effect of disrupting the normal functioning of the entity. As of December 31, 2004, there have been no events that have adversely effected the operations of the Company.

       (F) PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost and depreciation is computed using the declining balance method over the estimated economic useful life of 5 to 7 years. Leasehold improvements are being amortized on a straight-line basis over five years. Maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

       (G) LONG-LIVED ASSETS

       The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment recognition whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows are less than the carrying amount, carrying amounts are reduced to fair value and impairment loss is recognized.

       (H) REVENUE RECOGNITION

       The Company collects broker fees on loans processed and recognizes the revenues as earned when the loans are funded. Loans are funded on the closing date for purchase loans and three days after the closing for refinance loans.

       In accordance with SEC Staff Accounting Bulletins No. 101 and 104, the Company recognizes revenues from real estate transactions upon the sale of the property, since it takes title to the property, acts as principal in the transaction, and maintains the risks and rewards of ownership.

       (I) STOCK-BASED COMPENSATION

       The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of

                   WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF DECEMBER 31, 2004 AND 2003 (RESTATED)

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

       (J) INCOME TAXES

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

       (K) NET INCOME (LOSS) PER COMMON SHARE

       Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted- average number of common shares outstanding for the period. Diluted net income (loss) per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At December 31, 2004 and 2003, the assumed exercise of common stock equivalents was not utilized since the effect was antidilutive due to the net loss in 2003 and the exercise price was greater than the market value during 2004. At December 31, 2004 and 2003, there were 200,000 and 200,000 common stock options outstanding, respectively, which could potentially dilute future earnings per share.

       (L) NEW ACCOUNTING PRONOUNCEMENTS

       The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply, to the Company.

       Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." In response to a growing number of companies

                   WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF DECEMBER 31, 2004 AND 2003 (RESTATED)

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

       In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, and Interpretation of ARB No.51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficial of the entity if the equity investors in the entity do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning on or after June 15, 2003.

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

                   WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF DECEMBER 31, 2004 AND 2003 (RESTATED)

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

       Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4"" SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29," and SFAS No. 123 (revised
       2004), "Share-Based Payment," were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

       (M) SEGMENT REPORTING

       The Company complies with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Based upon definitions contained within SFAS No. 131, the Company has determined that it operates in two segments; mortgage brokerage and real estate development.

NOTE 2 RESTATEMENT OF FINANCIAL STATEMENTS

       (A) HOME UNDER CONSTRUCTION

       The Company determined that certain construction costs had not been recorded or accrued during the year ended December 31, 2003. The Company has restated these costs and related liabilities at December 31, 2003.

       (B) STOCK ISSUED FOR SERVICES

       The Company originally recorded the value of stock issued for services at par. The Company restated the value of the shares issued for services to reflect the value at a recent cash offering price.

       A summary of significant effects of the restatement is as follows:

                                                   December 31,
                                                        2003              December 31,
                                                  (As Previously               2003
Statement of Operations                             Reported)           (As Restated)
                                                  --------------         -------------
Revenues                                            $   481,198           $   481,198
Operating expenses                                      417,268              (505,229)
Net income (loss) from operations                        63,930               (24,031)
Other income (expense)                                   (7,734)               (4,194)
Net income (loss)                                        56,196               (28,225)
Net income (loss) per share - basic
 and diluted                                        $      0.01           $     (0.01)
Weighted average number of shares
 outstanding during the period -
 basic and diluted                                    4,169,144             4,160,377

                   WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF DECEMBER 31, 2004 AND 2003 (RESTATED)

                                                    December 31,
                                                        2003              December 31,
                                                  (As Previously               2003
Balance Sheet                                        Reported)           (As Restated)
                                                  --------------         -------------
Current assets                                      $   130,364           $    31,940
Property and equipment, net                              14,356                14,356
Total assets                                            144,720               506,695
Current liabilities                                      87,609               459,020
Total liabilities                                        87,609               459,020
Stockholders' equity                                     57,111                47,625
Total liabilities and stockholders' equity          $   144,720           $   506,695

NOTE 3 PROPERTY AND EQUIPMENT

       Property and equipment consists of the following at December 31, 2004 and 2003:

                                    2004          2003
                                  --------      --------

Leasehold improvements            $ 10,501      $ 16,978
Computers and equipment              8,350         3,257
                                  --------      --------
                                                  18,851
Less accumulated depreciation       (4,922)       (5,879)
                                  --------      --------

Property and equipment, net       $ 13,929      $ 14,356
                                  ========      ========

       Depreciation expense for the years ended December 31, 2004 and 2003 was $3,960 and $4,047, respectively. During 2004, the Company recognized a loss on the abandonment of leasehold improvements of $12,061.

NOTE 4 LINES OF CREDIT

       The Company maintained an overdraft credit line with a bank for funds up to $5,000. The principal amount is due on demand. The line bears interest at prime plus (8.50% and 7.75% as of December 31, 2004 and 2003, respectively). Amounts outstanding, including accrued interest at

                   WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF DECEMBER 31, 2004 AND 2003 (RESTATED)

       December 31, 2004 and 2003 were $3,545, and $4,712, respectively.
       The Company maintains a $50,000 line of credit with a bank. The line bears interest at prime plus (8.25% and 7.0% at December 31, 2004 and 2003, respectively). The loan is due on demand and is secured by all assets of the Company with a guarantee by the President of the Company. Amounts outstanding including accrued interest at December 31, 2004 and 2003 were $48,274 and $48,309, respectively (See Note 9).

NOTE 5 STOCKHOLDERS' EQUITY

       (A) COMMON STOCK

       In February 2003, the Company settled a consulting agreement by issuing 100,000 common shares to an investment-banking firm, for consulting services rendered. The shares were valued at the recent cash-offering price of $0.50 per share or an aggregate of $50,000. The Company recognized consulting expense of $50,000 in 2003.

       In October 2003, the Company granted an aggregate 50,000 common shares for legal services. The shares were valued at the recent cash-offering price of $0.50 per share or an aggregate of $25,000. The Company recognized $25,000 of legal expenses during 2003.

       (B) STOCK OPTIONS

       In January 2001, the Company granted options to purchase 80,000 shares of common stock to a consultant for services rendered. The options expired on May 25, 2003 and are exercisable at $0.50 per shares. The Company recognized a consulting expense of $3,599 based on the fair value method under SFAS 123.

       In September 2001, the Company granted options to purchase 20,000 shares of common stock to a new director of the Company. The options expired in September 2002 and are exercisable at $0.50 per share, which was the fair market value of the common stock at the grant date. In accordance with APB 25, for options issued to employees, since the fair market value of the common stock did not exceed the exercise price, no compensation cost has been recognized for the options issued.

       On August 2, 2002, the Company granted options to purchase 200,000 common shares to a consultant at an exercise price of $0.55 per share. The options are exercisable immediately and expire on August 31, 2005. Based on the zero fair value of the options, computed using the Black-Scholes Option Pricing Model under SFAS 123, with the following assumptions: expected dividend yield 0%, risk-free interest rate of 2.99%, volatility 0% and expected term of three years, no expense will be recognized.

       In accordance with SFAS 123, for options issued to employees, the Company has elected to apply APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for options issued under the plan during 2004 and 2003. Had compensation cost for the

                   WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF DECEMBER 31, 2004 AND 2003 (RESTATED)

       Company's stock-based compensation been determined on the fair value at the grant dates for awards under that plan, consistent with Statement of Accounting Standards No 123, "Accounting for Stock Based Compensation" (Statement No. 123), the Company's results would not change for both 2004 and 2003.

       The effect of applying Statement No. 123 is not likely to be representative of the effects on reported net income (loss) for future years due to, among other things, the effects of vesting.

       A summary of the options issued to employees and consultants as of December 31, 2004 and 2003 and changes during the years is presented below:

                                                                   Weighted
                                                  Number of         Average
                                                   Options       Exercise Price
                                                  ---------      ---------------
Stock Options
Balance at January 1, 2003                         300,000           $0.53
Granted                                                 --              --
Exercised                                               --              --
Forfeited                                         (100,000)           0.50
                                                  --------           -----

Balance at December 31, 2003                       200,000           $0.55
                                                  ========           =====

Balance at January 1, 2004                         200,000           $0.55
Granted                                                 --              --
Exercised                                               --              --
Forfeited                                               --              --
                                                  --------           -----

Balance at December 31, 2004                       200,000           $0.55
                                                  ========           =====

Options exercisable at December 31, 2004           200,000           $0.55
                                                  ========           =====

Weighted average fair value of options
 granted during the period                              --           $  --
                                                  ========           =====

                   WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF DECEMBER 31, 2004 AND 2003 (RESTATED)

       The following table summarizes information about employee stock options and consultant options outstanding at December 31, 2004:

2003:                Number            Average           Weighted            Number            Weighted
                 Outstanding at       Remaining           Average         Outstanding at        Average
Exercise          December 31,       Contractual         Exercise          December 31,        Exercise
 Price               2003               Life               Price              2003              Price
--------         --------------      -----------         --------         --------------       --------
 $0.55              200,000          1.67 years             0.55             200,000           $0.55

2004:                Number            Average           Weighted            Number            Weighted
                 Outstanding at       Remaining           Average         Outstanding at        Average
Exercise          December 31,       Contractual         Exercise          December 31,        Exercise
 Price               2004               Life               Price              2004              Price
--------         --------------      -----------         --------         --------------       --------
 $0.55              200,000           .67 years             0.55             200,000           $0.55

NOTE 6 EMPLOYMENT AGREEMENT AND RELATED AMENDMENT

       The Company entered into an employment agreement, effective January 1, 2000, with its President to pay him $135,000 per year with annual 10% increase and a bonus of 1% of gross commission revenues plus additional bonuses as stipulated. The President may also receive stock options to acquire 1,000,000 common shares at $3.00 per share based on the Company achieving stipulated revenue milestones. No options were issued as of December 31, 2004.

       The President's January 1, 2000 employment agreement was amended and restated on February 15, 2002 to reduce the annual salary to $75,000 effective January 1, 2002 and to remove all commission and revenue bonuses during the remaining term of the agreement (See Note 9).

NOTE 7 COMMITMENTS

       (A) OPERATING LEASE

       On January 24, 2001, effective June 1, 2001, the Company entered into a three year office lease agreement for its North Carolina office. Annual rent is $11,298, payable monthly, with a 4% annual increase. Rent expense in 2004 and 2003 relating to this lease was $6,077 and $11,562, respectively.

       On January 1, 2004, the Company entered into a two year lease agreement with its President. Annual rent is $10,800, payable monthly. Rent expense in 2004 relating to this lease was $10,800.

       Future minimum lease payments as of December 31, 2004 are as follows:

                         2005                      $10,800

                   WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF DECEMBER 31, 2004 AND 2003 (RESTATED)

       (B) LOAN GUARANTEE

       The Company's property under construction is collateral for a loan issued on that property held by a bank to a stockholder. The loan was originally made as part of the funding to construct the property in the name of the Company's President. As of December 31, 2004, the loan has an outstanding balance of approximately $460,000.

       (C) CAPITAL LEASE

       During 2004, the Company entered into a capital lease for office equipment. The lease requires 24 monthly payments of $177 and gives the Company the option to purchase the equipment for $1.00 upon completion of the lease. The equipment has a book value of approximately $2,420 at December 31, 2004. Future minimum lease payments under the capital lease are as follows as of December 31, 2004:

                      Year                  Amount
                      ----                  ------

                      2005                  $2,124
                      2006                     708
                                            ------
                                             2,832
Less: interest                                 617
                                            ------
                                             2,215
Less: current portion                        1,419
                                            ------
Capital lease obligations - non-current     $  796
                                            ======

NOTE 8 RELATED PARTIES

       During 2003, the Company's President transferred residential property held in his name to the Company for resale (See Note 8).

       The Company's President personally guarantees all amounts due under the line of credit (See Note 4). The Company entered into an employment agreement with its President (See Note 6).

       The Company entered into a lease agreement with its President
(See Note 7).

                   WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF DECEMBER 31, 2004 AND 2003 (RESTATED)

NOTE 9  INCOME TAXES

        There was no income tax expense for the years ended December 31, 2004 and 2003 due to the Company's net losses. The Company's tax expense differs from the "expected" tax expense (benefit) for the years ended December 31, 2004 and 2003 (computed by applying the Federal Corporate tax rate of 34% to expected tax loss) as follows:

                                                2004          2003
                                              --------      --------
Computed "expected" tax expense (benefit)     $ 34,228      $ (9,596)
Change in valuation allowance                  (34,228)        9,596
                                              --------      --------

                                              $     --      $     --
                                              ========      ========

        The effects of the temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

Deferred tax assets:                            2004         2003
                                              --------     --------
Net operating loss carryforward (benefit)     $166,812     $201,040
                                              --------     --------
Total gross deferred tax assets                166,812      201,040
Less valuation allowance                       166,812      201,040
                                              --------     --------

Net deferred tax assets                       $     --     $     --
                                              ========     ========

        The Company has a net operating loss carryforward of approximately $490,600 available to offset future taxable income through 2024.

        The valuation allowance at December 31, 2004 was $201,040, the net change in the valuation allowance for the year ended December 31, 2004 was a decrease of $34,228.

NOTE 10 SEGMENT INFORMATION

        During 2004 and 2003, the Company operated in two identifiable reportable segments. In relation to the mortgage brokerage, approximately 99% and 68% of mortgage loans were originated in Florida and North Carolina, respectively.

        The Company's operations are classified into two reportable business segments: the mortgage brokerage and real estate development. Both of the Company's business segments are headquartered and are conducting business only in the United States of America. There were no inter-segment sales or purchases. Consolidated financial information by business segment is summarized as follows:

                                   Mortgage        Real Estate
December 31, 2004                  Brokerage       Development         Total
                                   ---------       -----------       ---------
Assets                             $  46,898        $ 652,319        $ 699,217
Revenues                             461,782               --          461,782
Capital asset additions               12,794               --           12,794
Depreciation and amortization          3,960               --            3,960
Segment profit and loss            $ 100,673        $      --        $ 100,673
December 31, 2003 (Restated)

Assets                             $  46,296        $ 460,399        $ 506,695
Revenues                             481,198               --          481,198
Capital asset additions               16,979               --           16,979
Depreciation and amortization          4,047               --            4,047
Segment profit and loss            $ (25,473)       $  (2,752)       $ (28,225)

                   WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF DECEMBER 31, 2004 AND 2003 (RESTATED)

NOTE 11 GOING CONCERN

        As reflected in the accompanying consolidated financial statements, the Company has a negative cash flow from operations of $ 67,805, a working capital deficiency of $517,104 and an accumulated deficit of $1,257,138 as of December 31, 2004. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate future profits or raise additional capital. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

        Management has continued to cut its general and administrative costs and in 2004 and relocated its offices for a significant costs savings in rent. The Company intends to meet its obligations from generating income from operations. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.

NOTE 12 SUBSEQUENT EVENT

        On January 19, 2005 we entered into a share for share exchange agreement with Medical Connections, Inc. The closing of the transaction is subject to the consent of our shareholders. The agreement calls for the company to issue 444,600 shares of common stock or approximally 95% of our outstanding shares upon a 100 to 1 reverse stock split. In addition, the company will purchase 100% of the outstanding shares owed by Bryon Webb for $200,000 and the spin off of the assets of the mortgage brokerage and real estate segments. As of May 9, 2005, the transaction has not closed.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Our former auditors, Russell & Atkins, PLC tendered their resignation as our independent auditors on April 8, 2005.

Except with respect to our ability to continue as a going concern, the audit opinion rendered by Russell & Atkins for the year ended December 31, 2003, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

Our new auditors are Webb & Company, P.A. There is no family relationship between Byron Webb, our president, and Derek Webb, the president of Webb & Company, P.A.

Item 8A. Control and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2004, the end of the period covered by this Annual Report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the evaluation date, our Chief Executive Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including the Chief Executive Officer, to allow timely decisions regarding required disclosure.

Changes in internal controls
----------------------------

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The name, age, position and date of appointment of the Company's directors and executive officers are as follows:

     Name           Age       Position(s)           Appointed
----------------    ---   -------------------      -----------
Byron J. Webb        42     President, Chief       May of 1999
                          Executive Officer,
                           Chief Financial
                          Officer & Director

Harvey Judkowitz     57        Director           October of 2001

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

Involvement in Certain Legal Proceedings

         Except as indicated above, no event listed in Sub-paragraphs (1) through (4) of Subparagraph (d) of Item 401 of Regulation S-B, has occurred with respect to any of our present executive officers or directors or any nominee for director during the past five years which is material to an evaluation of the ability or integrity of such director or officer.

         Our directors serve for a term of one (1) year, or until their successors are elected and qualified. If the agreement with Medical Connections is approved by our shareholders, both of these individuals will no longer serve as directors.

Code of Ethics

         The Company has recently adopted a Code of Ethics that meets the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Byron Webb, president, Webb Mortgage Depot, Inc. 155 Wilson Lake Road, Mooresville, NC 28117.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

We have no equity securities registered under Section 12(g) of the Securities Exchange Act of 1934, and accordingly, our officers, directors and principal stockholders are not required to file reports under Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table discloses compensation paid during the fiscal year ended December 31, 2004 to (i) the Company's Chief Executive Officer, and (ii) individual(s) who were the only executive officers, other than the Chief Executive Officer, serving as executive officers at the end of 2002 whose total salary and bonus exceeded $100,000 (the "Named Executive Officers").

                       SUMMARY COMPENSATION TABLE

                                  ANNUAL
                               COMPENSATION
NAME AND PRINCIPAL            SALARY    BONUS     STOCK
     POSITION        YEAR      ($)       ($)      AWARD   DIVIDEND
------------------   ----    -------    -----     ------  --------
Byron J. Webb        2004     75,000(1)   0         0        0
Byron J. Webb        2003     75,000(1)   0         0        0
Chief Executive      2002     75,000      0         0        0
Officer &
Chief Financial
Officer

(1). The spouse of Mr. Webb was paid a consulting fee of $ 57,730 during the fiscal year ended December 31, 2004 and $45,015 during the fiscal year ended December 31, 2004.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation, stock option or retirement plan. Such plans may be adopted by us at such time as deemed reasonable by our board of directors. We do not have a compensation committee, all decisions regarding compensation are determined by our board of directors.


DIRECTORS' COMPENSATION

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

STOCK OPTIONS GRANTED IN LAST FISCAL YEAR

         During the fiscal years ended December 31, 2004 and 2003, we did not grant any options to our Chief Executive Officer. During fiscal 2004 and 2003, our Chief Executive Officer did not exercise any options.

EMPLOYMENT AGREEMENTS

On February 14, 2002, we amended our employment agreement with Byron J. Webb, effective as of December 31, 2001. In the amended employment agreement, Mr. Webb agreed that his total compensation for fiscal 2001 was $152,870 and that he would waive all rights to any commissions, revenues or bonuses. The amended employment agreement provides that Mr. Webb's annual compensation in fiscal 2002 and fiscal 2003 will be $75,000. The agreement has been extended under the same terms and conditions by the Company. During the term of his employment agreement and for a period of one year after his termination, Mr. Webb cannot directly or indirectly compete with the company in the mortgage business in the United States.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of December 31, 2004 with respect to the beneficial ownership of the Company's Common Stock by:
(i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each director and Named Executive Officer, and
(iii) by all executive officers and directors as a group.

                               COMMON STOCK

                              Shares Beneficially     Percentage of Shares
     Name and Address                Owned                Outstanding
     ----------------         -------------------     ---------------------
Byron J. Webb                      1,931,000                 45.87%
155 Wilson Lake Rd.
Mooresville, NC 28105

Harvey Judkowitz                      20,000                   .00%
155 Wilson Lake Rd.
Mooresville, NC 28105

David Hablenko(1)                    400,000                  9.50%
c/o Vanderbilt
Capital Corporation
One West Camino Real,
Suite 118
Boca Raton, FL 33432

Total ownership by our officers    1,951,000                 45.88%
 and directors a group(2))

Footnotes

  1. Includes 100,000 shares held by Vanderbilt Corporation, a company of which Mr. Hablenko is a director.
  2. Includes 245,000 shares held by AJP Capital Corp., a company wholly owned by Mr. Peluso.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company's property under construction is collateral for a loan issued on that property held by a bank to our president, Byron J. Webb, who personally guarantees all amounts due under the terms of the note. The loan was originally made as part of the funding to construct the property in the name of the Company's president. See Footnote B to Item 7. Financial Statements).


The Company entered into an employment agreement with our president,  Byron
J. Webb, which calls for payment to Mr. Webb of $75,000 per year. (see Footnote 6 to Item 7. Financial Statements).

The Company leases offices space from an entity that is controlled by the president's wife. Management believes that the rent which is paid is fair and reasonable.

The Company has also paid consulting fees of $57,730 to the wife of the Company's president in consideration for her services in assisting with the operations of the business.

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

ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES

         AUDIT FEES. The aggregate fees billed for professional services rendered was $9,000 and $8,800 for the audit of our annual financial statements for the fiscal years ended December 31, 2004 and 2003, respectively, and the reviews of the financial statements included in our Forms 10-QSB for those fiscal years. We incurred an additional fee of $4,500 which is the result of our new accounting firm having to audit our restated financial statements for 2003.

         AUDIT-RELATED FEES. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption "Audit Fee."

         TAX FEES. No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

         ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants. for the fiscal years ended December 31, 2004 and 2003.

We have no formal audit committee.  However, our entire Board of Directors
(the "Board") serves in the capacity of the audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management and the independent auditors the quality and adequacy of its internal controls. The Board reviewed with the independent auditors their management letter on internal controls.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2004 with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2004, for filing with the Securities and Exchange Commission.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           WEBB MORTGAGE DEPOT, INC.


Date: May 13, 2005
      ------------


                           By: /s/ Byron J. Webb
                               -----------------
                               Byron J. Webb,
                               President, CEO, CFO and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: May 13, 2005
      ------------


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

31 * Certificate of the Chief Executive Officer and Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32 * Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed Herewith