Form 10QSB
period 2005-03-31
WEBB MORTGAGE DEPOT INC
filed 2005-05-23
CIK 1140303

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR


[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                 to
                                         ----------------   -------------------


                          Commission File No. 333-72376

                            WEBB MORTGAGE DEPOT, INC.

          --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Florida                                                               65-0920373
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

155 Wilson Lake Road  Mooresville, NC                                      28117
--------------------------------------------------------------------------------
(Address of principal executive office)                               (Zip Code)

Registrant's telephone number, including area code:               (800) 952-8706



          --------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report.

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|     No |_|

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes |_|     No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

      4,209,144 shares of Common Stock, $.001 par value as of May 15, 2005

                                      INDEX

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

         Condensed Consolidated Balance Sheet as at March 31, 2005 (unaudited)

         Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 205 and March 31, 2004 (unaudited)

         Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and March 31, 2004 (unaudited)

         Notes to Interim Financial Statements as of March 31, 2005 (unaudited)

Item 2   Management's Discussion and Analysis or Plan of Operations

Item 3   Controls and Procedures

Exhibits

                          PART II. - OTHER INFORMATION

Item 1   Legal Proceedings

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds

Item 3   Defaults upon senior securities

Item 4   Submission of matters to a vote of security holders

Item 5   Other information

Item 6   Exhibits and reports on Form 8-K

PART I. FINANCIAL INFORMATION



                   WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005

                   WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              AS OF MARCH 31, 2005
                              --------------------
                                   (UNAUDITED)


                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash                                                            $    39,069
                                                                  -----------
       Total Current Assets                                            39,069

PROPERTY AND EQUIPMENT, NET                                            12,939

OTHER ASSETS
  Home under construction                                             652,319
                                                                  -----------

TOTAL ASSETS                                                      $   704,327
                                                                  ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                $     9,844
  Accrued rent - related party                                         13,500
  Lines of credit                                                      51,819
  Capital lease payable                                                 1,744
  Stockholder loan                                                    458,323
                                                                  -----------
      Total Current Liabilities                                       535,230
                                                                  -----------

LONG-TERM LIABILITIES
  Capital lease payable                                                   170
                                                                  -----------
      Total Long-Term Liabilities                                         170
                                                                  -----------

TOTAL LIABILITIES                                                     535,400
                                                                  -----------

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 25,000,000 shares authorized,
   4,209,144 and no shares issued and outstanding, respectively         4,209
  Additional paid in capital                                        1,401,277
  Accumulated deficit                                              (1,236,559)
                                                                  -----------
       Total Stockholders' Equity                                     168,927
                                                                  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   704,327
                                                                  ===========

     See accompanying notes to condensed consolidated financial statements.

                   WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 ----------------------------------------------
                                   (UNAUDITED)


                                                  For The Three    For The Three
                                                  Months Ended     Months Ended
                                                 March 31, 2005   March 31, 2004
                                                 --------------   --------------

REVENUE                                           $    97,893      $    83,791

OPERATING EXPENSES
  Mortgage application costs and expenses              21,038           23,320
  Advertising                                           7,688           28,696
  General and administrative                           44,378           37,697
                                                  -----------      -----------
        Total Operating Expenses                       73,104           89,713
                                                  -----------      -----------

INCOME (LOSS) FROM OPERATIONS                          24,789           (5,922)

OTHER INCOME (EXPENSE)
  Interest expense                                     (4,210)            (987)
                                                  -----------      -----------
         Total Other Income                            (4,210)            (987)
                                                  -----------      -----------

Income (Loss) Before Provision for Income Taxes        20,579           (6,909)

Provision for Income Taxes                                 --               --
                                                  -----------      -----------

NET INCOME (LOSS)                                 $    20,579      $    (6,909)
                                                  ===========      ===========

 Net income (loss) per share - basic and diluted  $      0.01      $     (0.02)
                                                  ===========      ===========

Weighted average number of shares outstanding
  during the period - basic and diluted             4,209,144        4,169,144
                                                  ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                   WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)

                                                                                 For The Three   For The Three
                                                                                 Months Ended    Months Ended
                                                                                March 31, 2005   March 31, 2004
                                                                                --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                 $ 20,579       $ (6,909)
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
    Depreciation expense                                                                 990          1,057
  Changes in operating assets and liabilities:
    Home under construction                                                               --        (17,494)
    Decrease in prepaid expenses
    Increase (decrease) in accounts payable and accrued expenses                     (16,499)        15,412
    Increase in accrued rent - related party                                           2,700             --
                                                                                    --------       --------
         Net Cash Provided By (Used In) Operating Activities                           7,770         (7,934)
                                                                                    --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                      --         (5,965)
                                                                                    --------       --------
         Net Cash Provided By (Used In) Investing Activities                              --         (5,965)
                                                                                    --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital leases                                                            (301)            --
  Advances (payments) to stockholder                                                  (1,369)         1,859
  Lines of credit                                                                         --           (363)
                                                                                    --------       --------
         Net Cash Provided By (Used In) Investing Activities                          (1,670)         1,496
                                                                                    --------       --------

NET INCREASE (DECREASE) IN CASH                                                        6,100        (12,133)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      32,969         30,257
                                                                                    --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 39,069       $ 18,124
                                                                                    ========       ========


     See accompanying notes to condensed consolidated financial statements.

                   WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                              --------------------
                                   (UNAUDITED)


NOTE 1     BASIS OF PRESENTATION AND ORGANIZATION
------     --------------------------------------

           (A) Basis of Presentation
           -------------------------

           The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

           It is management's opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

           (B) Use of Estimates
           --------------------

           In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

           (C) Principles of Consolidation
           -------------------------------

           The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

           (D) Earnings Per Share
           ----------------------

           Basic and diluted net income per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of March 31, 2005 and 2004, there were no common share equivalents outstanding.

           (E) Concentrations
           ------------------

           The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts as of March 31, 2005, and believes it is not exposed to any significant credit risk.

                   WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                              --------------------
                                   (UNAUDITED)

           As a result of such concentrations in the real estate business, the entity is vulnerable to a potential severe impact in the near-term with regard to this segment of business. Severe impact is defined as the effect of disrupting the normal functioning of the entity. As of March 31, 2005, there have been no events that have adversely effected the operations of the Company.

           (F) Segment Reporting
           ---------------------

           The Company complies with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Based upon definitions contained within SFAS No. 131, the Company has determined that it operates in two segments; mortgage brokerage and real estate development.

           (G) Long-Lived Assets
           ---------------------

           The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 "Accounting for Goodwill and Other Intangible Assets" and "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 142 and 144"). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

           (H) Income Taxes
           ----------------

           For the three months ended March 31, 2005, the Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NOTE 2     GOING CONCERN
------     -------------

           As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $496,161 and an accumulated deficit of $1,236,559 as of March 31, 2005. These factors raise substantial doubt about its ability to continue as a

                   WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                              --------------------
                                   (UNAUDITED)

           going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate future profits or raise additional capital. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

           Management has continued to cut its general and administrative costs in 2005. The Company intends to meet its obligations from generating income from operations. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.

NOTE 3     LINES OF CREDIT
------     ---------------

           The Company maintained an overdraft credit line with a bank for funds up to $5,000. The principal amount is due on demand. The line bears interest at prime plus (8.50% as of March 31, 2005). Amounts outstanding, including accrued interest at March 31, 2005 were $3,545.

           The Company maintains a $50,000 line of credit with a bank. The line bears interest at prime plus (8.25% at March 31, 2005). The loan is due on demand and is secured by all assets of the Company with a guarantee by the President of the Company. Amounts outstanding including accrued interest at March 31, 2005 were $48,274.

NOTE 4     SEGMENT INFORMATION
------     -------------------

           The Company's operations are classified into two reportable business segments: the mortgage brokerage and real estate development. Both of the Company's business segments are headquartered and are conducting business only in the United States of America. There were no inter-segment sales or purchases. Consolidated financial information by business segment is summarized as follows:

                                               Mortgage        Real Estate
           March 31, 2005                      Brokerage       Development         Total
                                            -------------    --------------    ------------

           Assets                           $        -       $      652,319    $    704,327
           Revenues                                97,893              -             97,893
           Capital asset additions                   -                 -               -
           Depreciation and amortization              990              -                990
           Segment profit and loss          $      20,579    $         -       $     20,579

                   WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                              --------------------
                                   (UNAUDITED)

                                               Mortgage        Real Estate
           March 31, 2004                      Brokerage       Development         Total
                                            -------------    --------------    ------------

           Assets                           $      39,779    $      114,939    $    154,718
           Revenues                                83,791              -             83,791
           Capital asset additions                  5,695              -              5,695
           Depreciation and amortization            1,057              -              1,057
           Segment profit and loss          $      (6,909)   $         -       $     (6,909)

NOTE 4     SUBSEQUENT EVENT
------     ----------------

           On January 19, 2005 we entered into a share for share exchange agreement with Medical Connections, Inc. The closing of the transaction is subject to the consent of our shareholders. The agreement calls for the company to issue 444,600 shares of common stock or approximately 95% of our outstanding shares upon a 100 to 1 reverse stock split. In addition, the company will purchase 100% of the outstanding shares owed by Bryon Webb for $200,000 and the spin off of the assets of the mortgage brokerage and real estate segments. As of May 20, 2005, the transaction has not closed.

Item 1. Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
              ----------------------------------------------------

Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Background

We are an on-line (Internet) mortgage broker licensed to do business in both North Carolina and Florida. We also provide traditional mortgage broker services from our new office in North Carolina. We derive our revenues from the brokering of mortgage loans. We charge a fixed processing fee , a credit report fee, a brokerage fee of approximately, and, depending upon the type of loan, an origination fees which may range from 1to 4 percent of the dollar amount of the loan. We recognize revenues when the loan is closed, at which time we are paid by the lender.

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

Management does not believe that the Company will be able to expand operations and enhance shareholder value utilizing its current business format. As a result, On January 19, 2005 we entered into a share for share exchange agreement with Medical Connections, Inc. If the agreement is approved by our shareholders, we will no longer be involved in the mortgage business. Rather, our business will be that of Medical Connections and the current officers and directors of Medical Connection will become officers and directors of our company. Approval of the transaction is subject to the consent of our shareholders. If the agreement is approved by our shareholders, we anticipate that the following will happen:

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

COMPARISON OF OPERATING RESULTS FOR THE QUARTER ENDED MARCH 31, 2005 TO THE QUARTER ENDED MARCH 31, 2004

Revenues
--------

For the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, we generated revenue of $97,893 as compared to $83,791. We had income from operations totaling $24,789 as compared to a loss of $5,922. Our net income totaled $20,579 as compared to a loss of $6,909 for the three months ended March 31, 2004.

Operating Expenses
------------------

Operating expenses decreased from $89,713 to $73,104, the most significant decrease in operating expenses is attributable to a decrease in advertising expense form $28,696 to $7,688. General and administrative expenses increased from $37,697 to $44,378. Mortgage application costs decreased from $23,320 to $21,038.

We incurred an interest expense of $4,210 as compared to $987 in the comparable period. The significant increase in our interest expense is attributable to interest incurred as a result of our home under construction.

Net Income
----------

Net income for the three months ended March 31, 2005 was $20,579 as compared to a loss of $6,907 in the comparable period.

Liquidity and Capital Resources
-------------------------------

We use available finances to fund ongoing operations. Funds will be used for general and administrative expenses, website maintenance and development and marketing. We do not have sufficient funds available to meet our current liabilities.

Assets and Liabilities
----------------------

Our total assets were $704,327. Our assets consist primarily of our cash totaling $39,069 and a home under construction valued at $652,319.

Total liabilities are $535,400 and our current liabilities were $535,230 as of March 31, 2005. We have a working capital deficit of $496,161 which raises substantial doubt of our ability to continue as a going concern. Our significant working capital deficit is attributable to a line of credit of $51,819 and a shareholder loan totaling $458,323 which we intend to repay on the sale of the residence.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Item 4. Controls and Procedures.

An evaluation was carried out by the Company's chief executive officer and chief financial officer of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15e or 15(d)-15(e) of the Securities Exchange Act of 1934) as of January 31, 2004. Based upon that evaluation, the chief executive officer and the chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective. During the period covered by this report, there have been changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

None.


Item 2.  Unregistered Sales of Equity Securities,

None.


Item 3.  Defaults upon senior securities.

None.


Item 4.  Submission of matters to a vote of security holders.

There were no matters submitted during the quarter ended January 31, 2005 to a vote of the Company's securities holders.


Item 5. Exhibits and Report on Form 8-K

        (a)   Exhibits:

              31. Rule 13(a)-14(a)/15(d)-14(a) Certification

              32.1 Certification of Chief Executive Officer and Chief Financial
                   Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)   Reports on Form 8-K:

              During the quarter ended March 31, 2005, we filed a Form 8-k on January 31, 2005 in connection with a share for share exchange agreement which we entered into with Medical Connections, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Webb Mortgage Depot, Inc.

Date: May 21, 2005                          /s/ Byron Webb
                                            -------------------------
                                            Byron Webb, president