Form 10QSB
period 2005-06-30
WEBB MORTGAGE DEPOT INC
filed 2005-08-12
CIK 1140303

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to__________


                          Commission File No. 333-72376


                            WEBB MORTGAGE DEPOT, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Florida                                      65-0920373
       -------------------------------                      ------------------
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                      Identification No.)


     155 Wilson Lake Road  Mooresville, NC                        28117
     --------------------------------------                     ---------
     (Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code:            (800) 952-8706
                                                               --------------

               ---------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.


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


     4,209,144 shares of Common Stock, $.001 par value as of August 10, 2005

                                      INDEX

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

         Condensed Consolidated Balance Sheet as of June 30, 2005 (unaudited)

         Condensed Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2005 (unaudited)

         Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and June 30, 2004 (unaudited)

         Notes to Interim Financial Statements as of June 30, 2005 (unaudited)

Item 2   Management's Discussion and Analysis or Plan of Operations

Item 3   Controls and Procedures



                          PART II. - OTHER INFORMATION

Item 1   Legal Proceedings

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds

Item 3   Defaults upon senior securities

Item 4   Submission of matters to a vote of security holders

Item 5   Other information

Item 6   Exhibits and reports on Form 8-K

                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


                   WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               AS OF JUNE 30, 2005
                               -------------------
                                   (UNAUDITED)

                                     ASSETS
                                     ------
CURRENT ASSETS
  Cash                                                                             $    47,812
                                                                                   -----------
       Total Current Assets                                                             47,812

PROPERTY AND EQUIPMENT, NET                                                             11,939

OTHER ASSETS
  Real estate                                                                          652,319
                                                                                   -----------

TOTAL ASSETS                                                                       $   712,070
                                                                                   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                                 $    11,745
  Accrued rent - related party                                                          13,450
  Lines of credit                                                                       51,402
  Capital lease payable                                                                    976
  Stockholder loan                                                                     451,335
                                                                                   -----------
      Total Current Liabilities                                                        528,908
                                                                                   -----------

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, 25,000,000 shares authorized,
   4,209,144 and no shares issued and outstanding, respectively                          4,209
  Additional paid in capital                                                         1,401,277
  Accumulated deficit                                                               (1,222,324)
                                                                                   -----------
      Total Stockholders' Equity                                                       183,162
                                                                                   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $   712,070
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

                   WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 ----------------------------------------------
                                   (UNAUDITED)

                                                               For The Three     For The Three    For The Six      For The Six
                                                               Months Ended      Months Ended     Months Ended     Months Ended
                                                                 June 30,          June 30,         June 30,         June 30,
                                                                   2005              2004            2005              2004
                                                                -----------      -----------      -----------      -----------
REVENUE                                                         $   136,502      $   130,543      $   234,395      $   213,647

OPERATING EXPENSES
  Mortgage application costs and expenses                            50,972           30,693           72,010           54,013
  Advertising                                                        11,860           10,195           21,571           38,891
  General and administrative                                         58,242           37,573          100,597           74,582
                                                                -----------      -----------      -----------      -----------
        Total Operating Expenses                                    121,074           78,461          194,178          167,486
                                                                -----------      -----------      -----------      -----------
INCOME FROM OPERATIONS                                               15,428           52,082           40,217           46,161

OTHER INCOME (EXPENSE)
  Interest expense                                                   (1,193)            (932)          (5,403)          (1,919)
                                                                -----------      -----------      -----------      -----------
         Total Other Income                                          (1,193)            (932)          (5,260)          (1,919)
                                                                -----------      -----------      -----------      -----------
Income Before Provision for Income Taxes                             14,235           51,150           34,814           44,242

Provision for Income Taxes                                               --               --               --               --
                                                                -----------      -----------      -----------      -----------
NET INCOME                                                      $    14,235      $    51,150           34,814           44,242
                                                                ===========      ===========      ===========      ===========
 Net income per share - basic and diluted                       $        --      $       .01      $       .01      $       .01
                                                                ===========      ===========      ===========      ===========
Weighted average number of shares outstanding during
  the period - basic and diluted                                  4,209,144        4,169,144        4,209,144        4,169,144
                                                                ===========      ===========      ===========      ===========



     See accompanying notes to condensed consolidated financial statements

                   WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)


                                                                        For The Six      For The Six
                                                                        Months Ended     Months Ended
                                                                          June 30,         June 30,
                                                                            2005            2004
                                                                          --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $ 34,814        $ 44,242
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation expense                                                     1,990           2,594
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable and accrued expenses           (14,598))        22,671
    Increase in accrued rent - related party                                 2,650              --
                                                                          --------        --------
         Net Cash Provided By Operating Activities                          24,856          69,507
                                                                          --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in real estate held for resale (net)                                 --         (73,653)
  Purchase of property and equipment                                            --          (9,959)
                                                                          --------        --------
         Net Cash Provided By (Used In) Investing Activities                    --         (83,612)
                                                                          --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital leases                                                (1,239))            --
  Advances (payments) to stockholder                                        (8,357))        16,553
  Lines of credit                                                             (417))          (359)
                                                                          --------        --------
         Net Cash Used In Investing Activities                             (10,013))        16,194
                                                                          --------        --------

NET INCREASE IN CASH                                                        14,843           2,089

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            32,969          30,257
                                                                          --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 47,812        $ 32,346
                                                                          ========        ========



     See accompanying notes to condensed consolidated financial statements.

                   WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                               -------------------
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

           (D) EARNINGS PER SHARE
           ----------------------

           Basic and diluted net income per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of June 30, 2005 and 2004, there were no common share equivalents outstanding.

           (E) CONCENTRATIONS
           ------------------

           The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts as of June 30, 2005, and believes it is not exposed to any significant credit risk.

                   WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                               -------------------
                                   (UNAUDITED)


           As a result of such concentrations in the real estate business, the entity is vulnerable to a potential severe impact in the near-term with regard to this segment of business. Severe impact is defined as the effect of disrupting the normal functioning of the entity. As of June 30, 2005, there have been no events that have adversely effected the operations of the Company.

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

           (H) INCOME TAXES
           ----------------

           For the three months ended June 30, 2005, the Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NOTE 2     GOING CONCERN
------     -------------

           As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $481,096 and an accumulated deficit of $1,222,324 as of June 30, 2005. These factors

                   WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                               -------------------
                                   (UNAUDITED)


           raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate future profits or raise additional capital. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

           Management has continued to cut its general and administrative costs in 2005. The Company intends to meet its obligations from generating income from operations. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.

NOTE 3     LINES OF CREDIT
------     ---------------

           The Company maintained an overdraft credit line with a bank for funds up to $5,000. The principal amount is due on demand. The line bears interest at prime plus (8.50% as of June 30, 2005). Amounts outstanding, including accrued interest at June 30, 2005 were $3,147.

           The Company maintains a $50,000 line of credit with a bank. The line bears interest at prime plus (8.25% at June 30, 2005). The loan is due on demand and is secured by all assets of the Company with a guarantee by the President of the Company. Amounts outstanding including accrued interest at June 30, 2005 were $48,255.

NOTE 4     SEGMENT INFORMATION
------     -------------------

           The Company's operations are classified into two reportable business segments: the mortgage brokerage and real estate development. Both of the Company's business segments are headquartered and are conducting business only in the United States of America. There were no inter-segment sales or purchases. Consolidated financial information by business segment is summarized as follows:

June 30, 2005                   Mortgage    Real Estate
                                Brokerage   Development      Total
                                ---------   -----------    ---------
Assets                          $  59,751   $   652,319    $ 712,070
Revenues                          230,895         3,500      234,395
Capital asset additions                --            --           --
Depreciation and amortization       1,990            --        1,990
Segment profit and loss         $  36,717   $    (1,903)   $  34,814

                   WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                               -------------------
                                   (UNAUDITED)


June 30, 2004                   Mortgage    Real Estate
                                Brokerage   Development      Total
                                ---------   -----------    ---------

Assets                          $  56,728   $   620,098    $ 676,826
Revenues                          213,647            --      213,647
Capital asset additions             9,959        73,653       83,612
Depreciation and amortization       2,594            --        2,594
Segment profit and loss         $  46,161     $  (1,919)   $  44,242

NOTE 4     SUBSEQUENT EVENT
------     ----------------

           On August 1, 2005 we entered into a share for share exchange agreement with Medical Connections, Inc. The closing of the transaction is subject to the consent of our shareholders. The agreement calls for the company to issue 444,600 shares of common stock or approximately 95% of our outstanding shares upon a 100 to 1 reverse stock split. In addition, the company will purchase 100% of the outstanding shares owned by Bryon Webb for $200,000. As of August 10, 2005, the transaction has not closed.

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

Except for some nominal rental income which we generate from the rental of real estate which was contributed by our principal shareholder, all of our revenues are generated from the brokering of mortgage loans. The mortgage loans we broker can be divided into three categories:

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

Management believes that it will not be able to significantly increase operations and enhance shareholder value. As a result, On January 19, 2005 we entered into a share for share exchange agreement with Medical Connections, Inc. This Agreement called for us to spin-off our mortgage operations. After further review of the transaction, on August 1, 2005 we entered into a new Agreement with Medical Connections. If the agreement is approved by our shareholders, we anticipate that the following will happen:

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

         2. Our current officers and directors will tender their resignations and Joseph J. Azzata and Anthony J. Nicolosi, the current members of the board of directors of Medical Connections will serve as officers and directors of our Company.

         3. We will reverse split our common stock on a 100 to 1 basis while retaining the authorized shares of 25 million, so that upon closing and prior to the issuance

         4. We will change our name to "Medical Connections, Inc."

         5. Webb Mortgage will continue its current operations either as a subsidiary or division of the Company.

Following completion of the acquisition, we will have two operating businesses; our current mortgage business and an employment and executive search firm.

The foregoing represents only a summary of the transaction. Investors are urged to review the Share-For-Share Exchange Agreement which is attached hereto as
Exhibit 10.2.

About Medical Connections:

Medical Connections, a Florida corporation, is an employment and executive search firm that provides recruiting services to its clients within the healthcare and medical industries. It seeks to become a full service company by taking advantage of the search and placement opportunities within such industries. These industries were selected for concentrated efforts because they are relatively stable, and because management believe that the need for quality employees and professionals in such fields has been steadily increasing over the past few years and the projected growth of the industries appears to be increasing steadily over time.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2004.

Revenues
--------

For the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, we generated revenue of $136,502 as compared to $130,543. We had income from operations totaling $15,428 as compared to a loss of $52,082. Our net income totaled $14,235 as compared to net income of $51,150 for the three months ended June 30, 2004.

For the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, we generated revenue of $234,395 as compared to $213,647. We had income from operations totaling $40,217 as compared to $46,161. Our net income totaled $40,217 as compared to $46,161.

Operating Expenses
------------------

Operating expenses decreased from $89,713 to $73,104, the most significant decrease in operating expenses is attributable to a decrease in advertising expense from $28,696 to $7,688. General and administrative expenses increased from $37,697 to $44,378. Mortgage application costs decreased from $23,320 to $21,038.

We incurred an interest expense of $4,210 as compared to $987 in the comparable period. The significant increase in our interest expense is attributable to interest incurred as a result of our home under construction.

Net Income
----------

Net income for the three and six months ended June 30, 2005 were $14,235 and $34,814 as compared to $51,150 and $44,242 for the three and six months ended June 30, 2004. Our net income declined approximately 72% and 21% during the respective periods. The primary reason for these declines were increased operating expenses which did not keep pace with a modest increase in revenues. Specifically, operating expenses for the three and six months ended June 30, 2005 were $121,074 and $194,178 as compared to $78,461 and $167,486 for the three and six months ended June 30, 2004.

Liquidity and Capital Resources
-------------------------------

We use available finances to fund ongoing operations. Funds will be used for general and administrative expenses, website maintenance and development and marketing. We will also incur costs as a result of the proposed transaction with Medical Connections.

Assets and Liabilities
----------------------

Our total assets as of June 30, 2005 were $712,070. Our assets consist primarily of our cash totaling $47,812 and real estate valued at $652,319.

Total liabilities as of June 30, 2005 were $528,908. We have a working capital deficit of $481,096 which raises substantial doubt of our ability to continue as a going concern. Our significant working capital deficit is primarily attributable to a line of credit of $51,402 and a shareholder loan totaling $451,335 which we intend to repay on the sale of the real estate.

Item 3. Controls and Procedures.

An evaluation was carried out by the Company's chief executive officer and chief financial officer of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15e or 15(d)-15(e) of the Securities Exchange Act of 1934) as of August 1, 2005. Based upon that evaluation, the chief executive officer and the chief financial officer concluded that the design and operation of these disclosure controls and procedures were effective. During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.


None.


Item 2.  Unregistered Sales of Equity Securities,


None.


Item 3.  Defaults upon senior securities.


None.


Item 4.  Submission of matters to a vote of security holders.


There were no matters submitted during the quarter ended January 31, 2005 to a vote of the Company's securities holders.


Item 5. Exhibits and Report on Form 8-K

     (a) Exhibits:


         10.2 Share-for- Share Exchange between the Company and Medical Connections, Inc.

         31.      Rule 13(a)-14(a)/15(d)-14(a) Certification

         32.1 Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:

           During the quarter ended June 30, 2005, we filed a Form 8-k on May 27, 2005 and a Form 8-k/a on June 20, 2005 in connection with the restatement of our audited financial statements for the year ended December 31, 2003.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Webb Mortgage Depot, Inc.

Date: August 12, 2005                            /s/ Byron Webb
                                                 -------------------------------
                                                 Byron Webb, president