Form 10KSB/A
period 2004-12-31
WEBB MORTGAGE DEPOT INC
filed 2005-09-01
CIK 1140303

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                            ------------------------

                                  Form 10-KSB/A #1

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

                                     PART I

This Form 10-KSB/A #1 contains "forward-looking statements" relating to Webb Mortgage Depot, Inc. ("Webb, "we", "our", or the "Company") which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue our growth strategy and competition, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

In 2003, Byron Webb contributed a parcel of real estate located in Stateville, North Carolina which he owned personally to the Company. Thereafter, he began construction on a single family residence. Construction financing in the amount of $ 350,000 was secured from Piedmont Bank. Upon completion of the home, Mr. Webb secured a mortgage in the amount of $460,000. The mortgage and note provide for monthly interest only at the rate of prime plus 2% for 15 years. The mortgage is in the name of Byron Webb and has been personally guaranteed by Byron Webb. The property was transferred by deed to the Company. The Company hopes to resell the property at a profit. If the Company can not find a buyer, the Company will attempt to rent the property for the summer. There can be no assurance that we will be able to rent or resell the home and generate a profit after payment of construction expenses and closing costs. The real estate was originally contributed to the Company with a view towards implementing a new business segment, specifically real estate development. We will not seek to exploit these opportunities if we are successful in closing our agreement with Medical Connections.

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

On August 1, 2005 we signed a new agreement with Medical Connections. The agreement is identical to our earlier agreement except that there will be no transfer of assets to a newly formed entity followed by a pro rata distribution of that entity's common stock to our shareholders. Rather, Webb Mortgage will continue its current operations and our primary focus will be on expanding the operations of Medical Connections.

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

The real estate was transferred by Contractual Deed on December 30, 2003 and title to the home was transferred May 4, 2004. The home was transferred to the Company at its historical cost. The Company acquired the property subject to the existing mortgage of approximately $460,000. Mr. Webb is contractually liable for making the mortgage payments. The Company has assumed those payments and records the monthly payments as a reduction in stockholder loan for the principal and interest expenseMonthly mortgage payments are made by the Company. The mortgage which secures the note obligation contains a due on sale provision. The transfer of the property from Mr. Webb to the Company could be construed as a sale of the property. As a result, First Charter Bank, who holds the mortgage, could demand immediate payment of all outstanding amounts due under the loan obligation. If a demand for acceleration is received, we will have to refinance the property. There can be no assurance that we will be able to refinance the property at that time or if we obtain financing, that it will be on terms favorable to the Company.

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

         COMPENSATION. Compensation expenses consist primarily of management and employee salaries. Our president is entitled to receive compensation in the amount of $75,000 per year. We recorded l compensation expenses of $32,800 to $22,500 respectively. However, the difference between any sums recorded as compensation expense and the $75,000 yearly income were paid to Mr Webb's wife for both processing fees and incorporated as part of our general and administrative expenses.

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

       The President's January 1, 2000 employment agreement was amended and restated on February 15, 2002 to reduce the annual salary to $75,000 effective January 1, 2002 and to remove all commission and revenue bonuses during the remaining term of the agreement Any sums not paid to our president as part of his $75,000 annual compensation were paid to his wife as part of a management fee.(See Note 9).

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

         He has also served as a director of HBOA Holdings, Inc., a public company, from August 2000 through the present date. Mr. Judkowitz has also held positions with private companies including the Chief Financial Officer of New Millennium Communications Corp., from 1998-1999 and the CFO of Capital International from April 1, 1999 through October 31, 2000. Mr. Judkowitz holds a BBA degree from Pace University and is a certified public accountant in Florida and New York.

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
Officer &
Chief Financial
Officer

(1). The spouse of Mr. Webb was paid a processing and consulting fee of $ 57,730 during the fiscal year ended December 31, 2004 and $45,015 during the fiscal year ended December 31, 2004. This fee was paid to Mrs. Webb in lieu of payment of the entire $75,000 due Mr. Webb as part of his annual compensation.

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


Date: August 31, 2005
      ---------------


                           By: /s/ Byron J. Webb
                               -----------------
                               Byron J. Webb,
                               President, CEO, CFO and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: August 31, 2005
      ---------------


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

31.1 *Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-oxley Act of 2002

31.2 *Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-oxley Act of 2002

32.1 *Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-oxley Act of 2002

32.2 *Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-oxley Act of 2002

*Filed Herewith