Form 10QSB
period 2005-09-30
WEBB MORTGAGE DEPOT INC
filed 2005-11-14
CIK 1140303

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2005
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from      to
                          Commission File No. 333-72376

                            WEBB MORTGAGE DEPOT, INC.

             (Exact name of registrant as specified in its charter)

Florida                                                               65-0920373

(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

4546 SW Bimini Circle South Palm City, FL                                  34990

(Address of principal executive office)                               (Zip Code)

Registrant's telephone number, including area                     (800) 952-8706
code:

                   155 Wilson Lake Road Mooresville, NC 28117

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

Yes [ ]  No [X]

Indicate by a check mark whether the registrant is a shell Company (as defined by Rule 12b-2 of the Act).

Yes [ ]  No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

    4,209,144 shares of Common Stock, $.001 par value as of October 31, 2005

                                      INDEX

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements                                                   1

        Condensed Consolidated Balance Sheet as of September 30, 2005
(unaudited)                                                                    1

        Condensed Consolidated Statement of Operations for the Three and
Nine Months Ended September 30, 2005 (unaudited)                               2

        Condensed Consolidated Statements of Cash Flows for the Nine Months
Ended September 30, 2005 and September 30, 2004 (unaudited)                    3

        Notes to Interim Financial Statements as of September 30, 2005
(unaudited)                                                                    4

Item 2  Management's Discussion and Analysis or Plan of Operations             8

Item 3  Controls and Procedures                                               11

                          PART II. - OTHER INFORMATION

Item 1  Legal Proceedings                                                     11

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds           11

Item 3  Defaults upon senior securities                                       12

Item 4  Submission of matters to a vote of security holders                   12

Item 5  Other information                                                     12

Item 6  Exhibits and reports on Form 8-K                                      12

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                   WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            AS OF SEPTEMBER 30, 2005
                            ------------------------
                                   (UNAUDITED)

                             ASSETS

CURRENT ASSETS
   Cash                                                                  36,328
   Accounts receivable                                             $      3,600
                                                                   ------------
      Total Current Assets                                               39,928

PROPERTY AND EQUIPMENT, NET                                               7,177

OTHER ASSETS
   Real estate                                                          647,432
                                                                   ------------

TOTAL ASSETS                                                       $    694,537
                                                                   ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                $     10,134
   Accrued rent - related party                                          16,150
   Lines of credit                                                       51,564
   Capital lease payable                                                    622
   Stockholder loan                                                     441,073
                                                                   ------------
      Total Current Liabilities                                         519,543
                                                                   ------------

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value, 25,000,000 shares
      authorized, 4,209,144 shares issued and outstanding                 4,209
   Additional paid in capital                                         1,401,277
   Accumulated deficit                                               (1,230,492)
                                                                   ------------
      Total Stockholders' Equity                                        174,994
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $    694,537
                                                                   ============

     See accompanying notes to condensed consolidated financial statements.

                   WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 ----------------------------------------------
                                   (UNAUDITED)

                                                       For The Three   For The Three   For The Nine     For The Nine
                                                        Months Ended   Months Ended    Months Ended     Months Ended
                                                       September 30,   September 30,   September 30,   September 30,
                                                           2005            2004            2005             2004
                                                       -------------   -------------   -------------   -------------
REVENUE                                                $     117,049   $     123,979   $     351,444   $     337,626

OPERATING EXPENSES
   Mortgage application costs and expenses                    50,907          19,870         144,027          73,883
   Advertising                                                10,812          11,477          32,383          50,368
   General and administrative                                 60,570          71,694         140,269         146,276
                                                       -------------   -------------   -------------   -------------
      Total Operating Expenses                               122,289         103,041         316,679         270,527
                                                       -------------   -------------   -------------   -------------

INCOME (LOSS) FROM OPERATIONS                                 (5,240)         20,938          34,765          67,099

OTHER INCOME (EXPENSE)
   Interest expense                                           (2,857)         (1,435)         (8,118)         (3,354)
                                                       -------------   -------------   -------------   -------------
      Total Other Income(expense)                             (2,857)         (1,435)         (8,118)         (3,354)
                                                       -------------   -------------   -------------   -------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES               (8,097)         19,503          26,647          63,745

Provision for Income Taxes                                         -               -               -               -
                                                       -------------   -------------   -------------   -------------

NET INCOME (LOSS)                                      $      (8,097)  $      19,503          26,647          63,745
                                                       =============   =============   =============   =============

Net income (loss) per share - basic and diluted        $           -   $           -   $           -   $        0.02
                                                       =============   =============   =============   =============

Weighted average number of shares outstanding during
   the period - basic and diluted                          4,209,144       4,189,144       4,209,144       4,189,144
                                                       =============   =============   =============   =============

     See accompanying notes to condensed consolidated financial statements.

                   WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)

                                                                            For The Nine    For The Nine
                                                                            Months Ended    Months Ended
                                                                           September 30,   September 30,
                                                                                2005            2004
                                                                           -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $      26,647   $      63,745
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation expense                                                        11,639           3,587
   Changes in operating assets and liabilities:
      Increase(decrease) in accounts receivable                                   (3,600)              -
      Increase (decrease) in accounts payable and accrued expenses               (16,210)          9,946
      Increase in accrued rent - related party                                     5,350               -
                                                                           -------------   -------------
         Net Cash Provided By Operating Activities                                23,826          77,278
                                                                           -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in real estate held for resale (net)                                       -         (67,473)
   Purchase of property and equipment                                                  -         (10,260)
                                                                           -------------   -------------
         Net Cash Used In Investing Activities                                         -         (77,733)
                                                                           -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital leases                                                     (1,593)              -
   Advances (payments) to stockholder                                            (18,619)            468
   Lines of credit                                                                  (255)           (866)
                                                                           -------------   -------------
         Net Cash Used In Investing Activities                                   (20,467)           (398)
                                                                           -------------   -------------

NET INCREASE IN CASH                                                               3,359            (853)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  32,969          30,257
                                                                           -------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $      36,328   $      29,404
                                                                           =============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                                     $       8,118   $       3,354
                                                                           -------------   -------------

Cash paid for income taxes                                                 $           -   $           -
                                                                           =============   =============

     See accompanying notes to condensed consolidated financial statements.

                   WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                            ------------------------
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

        (D) EARNINGS PER SHARE
        ----------------------

        Basic and diluted net income per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of September 30, 2005 and 2004, there were no common share equivalents outstanding.

        (E) CONCENTRATIONS
        ------------------

        The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts as of September 30, 2005, and believes it is not exposed to any significant credit risk.

                   WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                            ------------------------
                                   (UNAUDITED)

        As a result of such concentrations in the real estate business, the entity is vulnerable to a potential severe impact in the near-term with regard to this segment of business. Severe impact is defined as the effect of disrupting the normal functioning of the entity. As of September 30, 2005, there have been no events that have adversely effected the operations of the Company.

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

        (H) INCOME TAXES
        ----------------

        For the nine months ended September 30, 2005, the Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                   WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                            ------------------------
                                   (UNAUDITED)

NOTE 2  GOING CONCERN
------  -------------

        As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $479,614 and an accumulated deficit of $1,230,491 as of September 30, 2005. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to generate future profits or raise additional capital. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

        Management has continued to cut its general and administrative costs in 2005. The Company intends to meet its obligations from generating income from operations. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.

NOTE 3  LINES OF CREDIT
------  ---------------

        The Company maintained an overdraft credit line with a bank for funds up to $5,000. The principal amount is due on demand. The line bears interest at prime plus (10% as of September 30, 2005). Amounts outstanding, including accrued interest at September 30, 2005 were $2,936.

        The Company maintains a $50,000 line of credit with a bank. The line bears interest at prime plus (9.75% at September 30, 2005). The loan is due on demand and is secured by all assets of the Company with a guarantee by the President of the Company. Amounts outstanding including accrued interest at September 30, 2005 were $48,628.

NOTE 4  SEGMENT INFORMATION
------  -------------------

        The Company's operations are classified into two reportable business segments: the mortgage brokerage and real estate development. Both of the Company's business segments are headquartered and are conducting business only in the United States of America. There were no inter-segment sales or purchases. Consolidated financial information by business segment is summarized as follows:

                                         Mortgage   Real Estate
              September 30, 2005         Brokerage  Development     Total
                                        ----------  -----------   ----------

        Assets                          $   43,505  $   651,032   $  694,537
        Revenues                           342,544        8,900      351,444
        Capital asset additions                  -            -            -
        Depreciation and amortization        6,752        4,887       11,639
        Segment profit and loss         $   22,634  $     4,013   $   26,647

                   WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                            ------------------------
                                   (UNAUDITED)

                                         Mortgage   Real Estate
              September 30, 2004         Brokerage  Development     Total
                                        ----------   ----------   ----------

        Assets                          $   53,095  $   624,459   $  677,554
        Revenues                           337,626            -      337,626
        Capital asset additions             10,260       67,473       77,733
        Depreciation and amortization        3,587            -        3,587
        Segment profit and loss         $   63,745        $   -   $   63,745

NOTE 4  SUBSEQUENT EVENT
------  ----------------

        On August 1, 2005 we entered into a share for share exchange agreement with Medical Connections, Inc. The closing of the transaction is subject to the consent of our shareholders. The agreement calls for the company to issue 444,600 shares of common stock or approximately 95% of our outstanding shares upon a 100 to 1 reverse stock split. In addition, the company will purchase 100% of the outstanding shares owned by Bryon Webb for $200,000. As of November 4, 2005, the transaction has not closed.

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

Background

We are an on-line (Internet) mortgage broker licensed to do business in both North Carolina and Florida. We also provide traditional mortgage broker services from our new office located in Palm City, Florida. We derive our revenues from the brokering of mortgage loans. We charge a fixed processing fee, a credit report fee, a brokerage fee and, depending upon the type of loan, an origination fees which may range from 1to 4 percent of the dollar amount of the loan. We recognize revenues when the loan is closed, at which time we are paid by the lender.

Except for some nominal rental income which we generate from the rental of real estate which was contributed by our principal shareholder, all of our revenues are generated from the brokering of mortgage loans. The mortgage loans we broker can be divided into three categories:

      *     Prime or conforming loans

      *     Sub-prime or non-conforming loans

      *     Commercial

As a mortgage broker, we currently generate revenues by originating mortgage loans between lenders and qualified borrowers. The Company does not make the loans. Therefore the loans we broker are funded by third parties. We currently have relations with several different financial institutions which allows us to offer a full range of loan products, including adjustable rate mortgages, fifteen (15) year and thirty (30) year fixed rate loans, and balloon loans with a variety of maturities. In addition to residential mortgages, we broker refinancing, construction loans, second mortgages, debt consolidation and home equity loans.

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

Management believes that it will not be able to significantly increase operations and enhance shareholder value if we focus entirely on the mortgage lending business. As a result, On January 19, 2005 we entered into a share for share exchange agreement with Medical Connections, Inc. This Agreement called for us to spin-off our mortgage operations. After further review of the transaction, on August 1, 2005 we entered into a new Agreement with Medical Connections. If the agreement is approved by our shareholders, we anticipate that the following will happen:

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

      3. We will reverse split our common stock on a 100 to 1 so that immediately preceding closing, there will be approximately 23,400 shares of common stock issued and outstanding with the authorized shares remaining unchanged at 25,000,000.

      4. We will change our name to "Medical Connections, Inc."

      5. Webb Mortgage will continue its current operations either as a subsidiary or division of the Company.

Following completion of the acquisition, we will have two operating businesses; our current mortgage business and an employment and executive search firm which concentrates in the medical field.

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

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004.

Factors outside of the Company's control have impacted revenues and profitability. Rising interest rates have increased the costs associated with our lines of credit and made it more difficult for borrowers to qualify for mortgage loans. We have also faced increased competition in the mortgage lending market as well as an increase in the costs associated with the applications we submit to lenders. More stringent borrowing guidelines have resulted in fewer loan applications being accepted. All of the foregoing have impacted our revenues, costs and profitability.

Revenues
--------

For the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, we generated revenue of $117,049 as compared to $123,979. We incurred a loss from operations totaling $5,240 as compared to income from operations totaling $20,938. We incurred a net loss of $8,097 for the three months ended September 30, 2005 as compared to net income of $19,503 for the three months ended September 30, 2004.

For the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, we generated revenue of $351,444 as compared to $337,626. We had income from operations totaling $34,765 as compared to $67,095. Our net income totaled $26,667 as compared to $63,745.

Operating Expenses
------------------

Operating expenses for the three and nine months ended September 30, 2005 as compared to the three and nine months September 30, 2004 increased from $103,041 to $122,289 and from $270,527 to $316,679. The most significant increase in operating expenses is related to our mortgage application costs and expenses having increased to $50,907 and $144,027 for the three and nine months ended September 30, 2005 from $19,870 and $73,883 for the three and nine months ended September 30, 2004. Both adverting expense and our general administrative expenses declined slightly during the three and nine months ended September 30, 2005 as compared to the comparable period in 2004.

For the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004 we incurred an interest expense of $2,857 and $8,118 as compared to $1,435 and $3,354 during 2004. The significant increase in our interest expense is attributable to interest incurred as a result of the completion of the home construction.

Net Income
----------

Net income (loss) for the three and nine months ended September 30, 2005 were $(8,097) and $26,647 as compared to $19,503 and $63,745 for the three and nine months ended September 30, 2004. The primary reason for these declines were increased operating expenses and declining or stagnant revenues, (except for a negligible increase in revenues for the nine months ended September 30, 2005 as compared to 2004).

Without the approval of the agreement with Medical Connections, management does not believe that it will be able to reverse these losses or if successful, will only see moderate gains in income.

Liquidity and Capital Resources
-------------------------------

We use available finances to fund ongoing operations. Funds will be used for general and administrative expenses, website maintenance and development and marketing. We will also incur costs as a result of the proposed transaction with Medical Connections.

Assets and Liabilities
----------------------

Our total assets as of September 30, 2005 were $694,537. Our assets consist primarily of our cash totaling $36,328 and real estate valued at $647,432.

Total liabilities as of September 30, 2005 were $519,543. We have a working capital deficit of $479,615 which raises substantial doubt of our ability to continue as a going concern. Our significant working capital deficit is primarily attributable to lines of credit of $51,564 and a shareholder loan totaling $441,073 which we intend to repay on the sale of the real estate.

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

There were no matters submitted during the quarter ended September 30, 2005 to a vote of the Company's securities holders.

Item 5. Other information.

None.

Item 6. Exhibits and Report on Form 8-K

      (a)   Exhibits:

            31. Rule 13(a)-14(a)/15(d)-14(a) Certification

            32.1 Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K:

            During the quarter ended September 30, 2005, we filed a Form 8-k/a on September 20, 2005 in connection with the restatement of our audited financial statements for the year ended December 31, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Webb Mortgage Depot, Inc.

Date: November 10, 2005                              /s/ Byron Webb

                                                     Byron Webb, president