Form 10KSB
period 2005-12-31
MEDICAL CONNECTIONS HOLDINGS, INC.
filed 2006-03-31
CIK 1140303

================================================================================

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                _______________

                                   Form 10-KSB
                                 _______________

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2005

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition Period from_________to__________

                        Commission File Number 333-72376

                       MEDICAL CONNECTIONS HOLDINGS, INC.
             ------------------------------------------------------
              Exact Name of Registrant as Specified in its Charter)

           Florida                                             65-0920373
-------------------------------                          --------------------
(State or other jurisdiction of                            (I.R.S. employer
 incorporation or organization)                          identification number)


                2300 Glades Road, Suite 202E Boca Raton, FL 33431
       -------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

Registrant's Telephone Number, Including Area Code: (561) 353-1110

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

State issuer's revenues for its most recent fiscal year.  $516,184.

         Of the 511,880 shares of common stock of the registrant issued and outstanding as of March 24, 2006, 182,930 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of our Common Stock as reported on the OTC Bulletin Board on March 24, 2006 approximately $1,280,510 (Based upon a closing bid price of $7.00 per share.)

           This Form 10-KSB contains "forward-looking statements" relating to Medical Connections Holdings, Inc. ("Medical Connections "we", "our", or the "Company") which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue our growth strategy and competition, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Overview and History

         Medical Connections Holdings, Inc. (f/k/a Webb Mortgage Depot, Inc.) was incorporated in the state of Florida on May 11, 1999. It was organized to implement a corporate reorganization of Webb Mortgage Corp. and Webb Mortgage Services Corporation, companies that were formed by Byron Webb, our former chief executive officer. At that time we operated as a mortgage broker and generated revenues by originating mortgage loans that were funded by third parties. We also provided both on-line and traditional mortgage services. Our services include originating and processing mortgage loans through walk-in locations and through the on-line application process via our web site (www.webbmortgage.com). We continue to provide these services. However, with the acquisition of Medical Connections, Inc. our primary focus has shifted to medical staffing and recruitment,

         On December 27, 2006, we closed on a share for share exchange agreement with Medical Connections, Inc. In connection therewith, our prior officers and directors tendered their resignation and Joseph Azzata and Anthony Nicolosi , officers and directors of Medical Connections Inc., became officers and directors of Medical Connections Holdings, Inc. The share for share exchange agreement provides in part for us to acquire all of the issued and outstanding shares of capital stock of Medical Connections, Inc., a Florida corporation, in exchange for shares of common stock of Webb Mortgage that would aggregate approximately 95% of our issued and outstanding common stock. In connection with the closing of this transaction our Board of Directors on January 3, 2006 authorized a 100:1 reverse split of our common stock effective for the shareholders of record on January 20, 2006. We also redeemed the 1,831,000 shares of our common stock which were owned by Byron Webb, our former president and chief executive officer, in exchange for the payment of $200,000 by Medical Connections. We are required to issue to the Medical Connections shareholders a total of 476,880 shares of our common stock in connection with this transaction. Also, on December 14, 2005 we filed a certificate of amendment to our articles of incorporation with the Florida Secretary of State changing our name to Medical Connections Holdings, Inc.

         In 2003, Byron Webb contributed a parcel of real estate located in Stateville, North Carolina which he owned personally to the Company. Thereafter, he began construction on a single family residence. Construction financing in the amount of $350,000 was secured from Piedmont Bank. Upon completion of the home, Mr. Webb secured a mortgage in the amount of $460,000. The mortgage and note provide for monthly interest only at the rate of prime plus 2% for 15 years. The mortgage is in the name of Byron Webb and has been personally guaranteed by Byron Webb. The property was transferred by deed to the Company. The real estate was originally contributed to the Company with a view towards implementing a new business segment, specifically real estate development. However, with the acquisition of Medical Connections, we do not believe that real estate development will complement our core business except to the extent that we may acquire real estate as we look to expand our business operations within Medical Connections. As a result, we will either continue to rent the property (primarily during the summer months) or sell the property if we can secure a reasonable offer.

         Our articles of incorporation authorize us to issue up to 25,000,000 shares of common stock at a par value of $0.001 per share. As of December 31, 2005 we had 2,378,144 shares of our Common Stock issued and outstanding. (The foregoing does not take into account our 100:1 reverse stock split which would reduce the total number of issued and outstanding shares to 23,781 nor the issuance of 476,880 shares which are issuanble to the Medical Connections shareholders.) Due to the cost of running our operations, including the increasing costs associated with being a publicly traded company and the additional legal and accounting fees we will continue to incur and given our current cash flows, there is an uncertainty about our ability to continue as a going concern.

Medical Connections, Inc.

         Medical Connections is a national provider for medical recruitment and staffing services. Established in 2002 to satisfy the increasing need for qualified healthcare professionals, the Company's business is to identify, select and place the best executive nurses, allied health specialists, pharmacists, physicians and hospital management executives. The Company provides recruiting and staffing services for permanent and temporary positions, with an option for the clients and candidates to decide the best formula for working together. Following the changing dynamics of the healthcare recruiting market, Medical Connections has shifted its niche to emphasize the recruiting of allied health specialists. This shift resulted in a significant increase in placements for physical and occupational therapists. The Company's future growth will be based on a disciplined recruiting policy of securing the best recruiters in the medical field. The key personnel of the company have more than 30 years combined experience in the medical recruiting profession. Currently Medical Connections employs 22 people and uses the resources of recruiters nationwide to source candidates through its split-fee model. Medical Connections is attempting to position itself as a recruiter for permanent positions in the field of allied health, and in furtherance thereof, has secured a roster of clients in both for-profit, and not-for-profit organizations.

         The health care recruiting business is a $12 billion a year business . As Medical Connections grows, management will attempt to leverage its success to increase market presence. In addition to its internal growth, Medical Connections may acquire other staffing and recruitment companies engaged in the healthcare recruiting business. There are no currently targeted acquisitions, nor can there be any assurance that we will be able to locate an acquisition candidate, or if identified, we will have sufficient financing to secure the acquisition.

THE HEALTHCARE STAFFING INDUSTRY

         As a healthcare recruiting and staffing company, Medical Connections, Inc. is directly affected by the market dynamics of supply and demand for medical specialists. Governmental and private sector research has shown that a combination of economic, political and educational conditions has created a growing demand for more healthcare providers than the country has been able to generate.

         In 2004 overall staffing industry revenues totaled $70.6 billion, a growth of 13.1% from 2003 to 2004. The medical staffing industry increased its revenue in the 5-year period between 1999 and 2004 by 65%: from $ 6.8 Billion to $11.2 Billion in 2004. Stable growth is projected to reach $ 11.7 Billion in 2005 and 12.6 Billion in 2006. After dropping for several years, permanent placement revenues have increased by nearly 20% in 2004, to an estimated $7.3 billion.

         Management believes that the data above suggests two major trends in the US labor market: increasing demand and shortage in supply.

         The Bureau of Labor Statistics has projected that the growth rate of new jobs in the health care professions will be 28.8% until 2010. This is twice the rate of job growth in non-healthcare professions. The Bureau of Labor Statistics also predicts a need for 5.3 million health care workers to fill job openings created by departures and new positions.

DEMAND FACTORS:

INCREASING NEED FOR HEALTH CARE PROFESSIONALS

         AGING POPULATION: According to the U.S. Census Bureau, the United States population will increase 18% by 2020. In 2003, the population above 45 years old accounted for 70% of healthcare spending, As more baby boomers approach retirement, those health care expenses will increase, reaching a projected $ 3.6 trillion by 2014.

         HIGH STRESS: Stress is a factor in more than 75 percent of all illnesses and diseases today.

         OBESITY AND SEDENTARY LIFE STYLE: Nearly two-thirds of adults in the United States are overweight, and 30.5 percent are obese. Approximately 300,000 adult deaths in the United States each year are attributable to unhealthy dietary habits, physical inactivity or sedentary behavior. .

         TECHNOLOGY DEMANDS: The pace of technological advancement in US healthcare is increasing faster than the education of the people who are using it. This creates additional pressure for hospitals to find skilled employees to operate new diagnostic or treatment machines. It also increases the demand for highly educated, technology savvy healthcare specialists.

         CULTURAL DIVERSITY: The United States has been a multicultural country from its inception. In recent decades it became more and more important to provide medical services in other languages (Spanish, Creole, etc.). This need drives the constantly increasing demand for bilingual healthcare specialists.

         LEGAL AND REGULATORY FACTORS: Recent governmental mandates have further increased the demand for qualified healthcare professionals. Staffing Ratios:
Several legislative initiatives were introduced in many states, mandating a staffing ratio for nurses. While California is the only state to have passed such initiative, it is expected however, that staffing ratio laws will be ratified in states throughout the country and may be initiated at the federal level as well. Professional associations for Physical Therapists and other allied health specialists are also lobbying for similar legislation, which will increase the demand for more professionals in those fields.

SUPPLY FACTORS:

SHORTAGE OF QUALIFIED MEDICAL PERSONNEL

         An aging population in the United States will increase the need for skilled medical professionals. Between 2005 and 2015, the number of people 65 and older is expected to increase 26 percent. Meanwhile, the population of 40 to 54 year-olds will shrink by 5 percent.

         The core focus of Medical Connections business is to satisfy the demand for the professions most severely affected by this aging population. The following data shows how the different healthcare professions are affected by lack of specialists.

HIGHLY QUALIFIED REGISTERED NURSES AND EXECUTIVE NURSES

     o Registered Nurses make up the largest projected shortage need area in healthcare.

     o There will be more than one million new and replacement nurses needed by 2012.

ALLIED HEALTH PROFESSIONAL SHORTAGE

An Attractive Sector for Emerging Companies

         The allied/other temporary staffing market is estimated to be a $3.7 billion industry. As of 2004, it is expected to grow at a 9% annual rate. An estimated daily average of 70,000 temporary workers are employed in this skill set, making up almost half of total temporary healthcare staffing.

     o Vacancy rates range from 12 to 15 percent among imaging technicians, pharmacists

     o    Today's shortage is expected to worsen over the next 20 years.

         Management believes that allied staffing is perhaps the most attractive field for emerging companies in the healthcare staffing industry. It is one of the least concentrated of the four sectors of healthcare staffing; with large firms generating just one-sixth of total revenue. Segmentation, with small companies comprising the largest part of allied health staffing, opens opportunities to new-comers in the field. It also includes many specialties with low penetration rates (the percentage of temporary staffing versus total of positions in the company), indicating that there will be a significant growth.

We believe that the following health professionals are in the highest demand:

     o    Pharmacists
     o    Radiologic Technologists
     o    Respiratory Therapists
     o    Occupational Therapists
     o    Physical Therapists
     o    Speech Language Therapists
     o    Laboratory Professionals
     o    Health Information Management Positions

PHARMACISTS SHORTAGE

         The market for pharmacists and pharmacy technicians is also on the rise, reflecting expansion of pharmacies into grocery and department stores as well as Internet and mail-order sales.

PHYSICIANS SHORTAGE

         Both the high demand and the shortage in supply for healthcare professionals, create an increasing demand for healthcare recruiting and staffing services. A growing demand and diminished supply helps drive the need for staffing agencies to fill vacancies.

         MARKET SIZE OF THE HEALTHCARE STAFFING AND RECRUITING INDUSTRY

         The current healthcare industry is driven by declining supply, and a rising demand. Forecasts in the economy of the market show that the $11.2 billion medical staffing industry will grow at a rate of 15%-25% per year through 2010.

INDUSTRY TRENDS

     o    High demand for qualified health care professionals
     o    Shortages in virtually every profession in the medical fields
     o Need for more flexibility in the hiring process, which increases the need for temporary and per diem staffing
     o    High level of spending to find the right candidate
     o Constant increase of medical professional wages, which makes those professions more attractive for potential candidates
     o Expansion of medical subspecialties requires more practitioners... from researchers through direct caregivers.

GOVERNMENTAL AND PRIVATE SECTOR HEALTH CARE SPENDING:

     o Health care spending in the United States has grown rapidly since the 1960s, at an average rate of 10% a year.
     o    In 2004, $1.8 trillion was spent on health care in the United States.
     o Spending on health care currently accounts for about 15 percent of Gross Domestic Product (GDP).

THE COMPANY'S CORE BUSINESS

         Medical Connections' goal is to expand its business operations by placing the most talented specialists in the medical profession and this way servicing the critical shortage in the healthcare industry.

BUSINESS MODEL FOUNDATIONS

         Based on the specific characteristics of the growing market, and the concrete set of skills of its leadership team, Medical Connections' goal is to attract highly professional recruiters by offering them an increased commission rate for selecting and placing the best healthcare professionals.
o Create a branch office network so that we can establish a physical presence in other metropolitan areas.

     o Offer the medical specialists (employees) flexible solutions to increase their competitive advantage in the marketplace while creating loyalty to the company.

     o Create a cost effective value proposition for its clients and offer them fast and high quality solutions in order to insure a long-term profitable relationship between Medical Connections and its valued customers.

     o Develop, maintain and improve several highly specialized, technologically advanced web based solutions to improve the medical recruitment process and thus to improve the overall profitability for the Company and its clients.

     o Commit to high standards, quality of service and fair recruiting practices in order to maintain an image of professionalism and to become a first choice for healthcare staffing and recruiting nationwide and even worldwide.

         The foregoing business model assumes that we are able to operate on a profitable basis and that there will be sufficient working capital available for future financing needs. There can be no assurance that we will be able to operate profitably or obtain financing to fund future growth.

 REVENUE STREAMS

TRADITIONAL STREAMS OF REVENUE

     o PERMANENT PLACEMENT HIRES: This activity includes the hiring of allied health professionals, nurses, physicians, pharmacists and other medical personnel to be employed in healthcare or research facilities. Under this arrangement, Medical Connections receives a placement fee ranging from 20% to 30% of the employee's initial annual salary, or a negotiated fee, which is predetermined based upon medical specialty. As part of the revenue of Medical Connections, these streams will account for 25% of the latter revenue of the company.

     o CONTRACT APPOINTMENTS: Contract appointments are temporary hires (typically, 13 week contracts) made by healthcare facilities to economically cover short staffing during periods of high seasonal activity, vacations, leaves of absence, etc. This also includes contracts for what is commonly known as "travel positions", which for allied health professionals, nurses or physicians who are willing to take temporary assignments outside their home region. Under this arrangement, Medical Connections is the employer of record for the healthcare professional and the healthcare facility remits a fee to the Company that includes all employment overhead as well as a surcharge for the service. The revenue from this activity comes from the commission and surcharge for the service. This activity is forecasted to represent 54.5% of all revenue of the Company, with a potential growth to 75%, following the dynamics of the medical staffing industry.

     o TEMPORARY TO PERMANENT MODEL - CHOICES PROGRAM: This program is a shorter version of the contract appointments, which might switch to permanent placement hires, if the healthcare professional and the hiring entity desire so. It is the most flexible solution, used in the market only by the most advanced healthcare staffing and recruiting companies.

INTERNATIONAL RECRUITMENT: Part of the activities insuring a high revenue margin in permanent placement hires and long-term temporary appointments come from international recruitment. Medical Connections' have retained and will continue to retain and source experienced established consultants who can recruit overseas healthcare professionals using job fairs and other methods to source and deliver those candidates right to Medical Connections' door with little or no risk and effort for the Company. These Medical Connections' partners will give direct access to markets in Brazil, Puerto Rico, India, the Philippines, Russia and China. Under this arrangement, Medical Connections receives a negotiated fee for each successfully hired candidate and this includes a surcharge sufficient to defray the costs incurred in paying for the services of those specialized companies. International recruitment is forecasted to provide 10.7% of the total revenue of the company for the second year of operations. This percentage will increase over the next 3 to 4 years.

ADDITIONAL REVENUE STREAMS

ACQUISITIONS : We may expand our operations through the acquisition of other medical staffing or placement agencies Acquisitions will enable us to increase revenues and integrate the acquired Company's operations into our existing business. If successful, we will be able to extend our market presence. We also recognize the importance of staying on the edge of technology in the medical recruiting field and have developed our own proprietary software. However, technological advances may make it cost effective to acquire or form a strategic alliance with specializing in developing health care staffing software.

        FEE STRUCTURE FOR THE HEALTHCARE STAFFING AND RECRUITING INDUSTRY

CONTINGENCY FEES: This is a service fee, calculated in percentages, accordingly to the base salary to be earned by the candidate that the client employs during candidate's first twelve months of employment. The industry standard is full payment within 30 days of the start of employment.

CONTRACT FEES: This fee is established between the client and Medical Connections, which covers the services for temporary staffing hires and the hourly/weekly salary for the employed candidate. Medical Connections will be paid every two weeks from the existing client. The profitability from those fees is ranging between 9 to 22 percent for Medical Connections.

RETAINER: The retainer fees are a fixed amounts, agreed between Medical Connections and the client which are paid for finding the right candidate. There are several hybrid forms of retained searches, including: (1) one half the fee is paid at the commencement of the search assignment, expenses are billed monthly throughout the course of he search, and the balance is due when the client offers a position to the Medical Connections' candidate and both client and candidate reach a contractual agreement of employment; and (2) one third of the fee is paid in advance, one third at 30 days, and one third at 60 days, regardless of when the assignment is actually filled. .

RETINGENCY: This us a combined retainer/contingency fee, which is paid in small monthly installments from the commencement of the search assignment, with any balance due when the client offers Medical Connections' candidate a position and they reach a contractual agreement of employment.

FLAT RATE: This is a fixed amount of service fee for large amount of search assignments, and which is agreed upon between the client and Medical Connections. Large companies often leverage their ability to place dozens of job orders in the same time by requiring staffing and recruiting companies to perform search services for a flat rate per position. This is normally a result of a large number of positions they are seeking to fill.

CONSULTING: Those fees are quoted and negotiated based upon the scope and timeline of the project. Medical Connections, Inc. offers its expertise on various subject matters in the field of medical recruiting consulting - from training how hospitals to recruit their own personnel to consulting its partners or branch officers how to recruit candidates or used the sophisticated technology already implemented by Medical Connections for the recruiting process.

         BUSINESS AND MARKETING STRATEGIES

KEY TO THE COMPANY'S GROWTH ARE THE FOLLOWING:

     o Implement well designed programs and tools to train staff and build professional networks.
     o Implement professional diversified recruiting programs, based on full usage of the existing resources
     o Flexibly integrate technology and resources in the development of an organizational database to support the recruiting and staffing process.
     o Develop and manage the contracting process for outsource services and partnerships.
     o Evaluate staffing, retention, and exit trend information and recommend solutions and support programs that address current business needs.
     o Ensure that staffing practices and policies are consistently applied and are compliant with all state and federal regulations.

TARGET MARKET

     o The target market for Medical Connections is the vast array of non-for-profit and for-profit organizations, companies and healthcare institutions, as well as all medical research facilities in the United States. Other recruiting companies or individual recruiters are also an alternative market for Medical Connections programs, such as split-fee agreements and franchise development
     o Companies, which are hired by the hospitals to outsource the facilities HR departments: they are a natural market for the services of Medical Connections, and at this point they represent 40% of the client base for placements.
     o Smaller medical recruiting companies and individual recruiters to offer them cost effective technological solutions for their businesses, as well as split agreement partnerships.

 MARKETING STRATEGY

         The success of today's healthcare staffing and recruiting is based on how fast and effectively candidate talent is attracted to use the services of the company. Therefore, our marketing efforts are focused on:

     o Continue to develop, increase and maintain Medical Connections brand name recognition and positioning it as a high quality recruiting company.
     o Attract the best talent in medical recruiting to source candidates by positioning the company as premier place to work for top notch healthcare recruiters.

CHANNELS

TARGETED DIRECT MAILING to acquire narrow profiled databases of potential candidates.

     o Medical Connections already has acquired and will continue to purchase lists of licensed healthcare professionals by specialty throughout the United States.

     o Usage of Industry-based mailing lists of hospitals, healthcare facilities and appropriate research facilities to distribute site-specific corporate literature about Medical Connections' services.

LOCAL AND NATIONAL PRESS - emphasizing on concrete positions advertising for high profile clients

INTERNET PORTALS - using specialized medical job boards, the Company has thousands of healthcare positions advertised across the Internet

USE OF SPECIALIZED ONLINE AND OFF-LINE PUBLICATIONS to attract more active small companies and individuals to contribute to the sourcing of candidates.

TRADESHOW AND CONFERENCE PRESENTATIONS: The Company will target healthcare industry tradeshows and professional conferences and participate with vendor exhibits and keynote speaking engagements

USE TARGETED PRINT AND INTERNET-BASED ADVERTISING to establish the Medical Connections brand, and continually solicit new client contracts and enlarge the employment candidate pool.

TELEPHONE MARKETING: Medical Connections will directly contact potential candidates via telephone for sourcing and selecting the best medical professionals.

INTERNET SEARCH ENGINE OPTIMIZATION: Medical Connections will use the best practices in SEO (Search Engine Optimization) and online advertising, by implementing the most advanced technology in this area. The Company already uses effectively GOOGLE ad words for advertising physical therapists' positions and will soon expand this practice to ads for additional professions.

CROSS-ADVERTISING AND STRATEGIC MARKETING ALLIANCES: Medical Connections intends to partner with universities , and organizations such as AARP to attract qualified candidates.

NEW MEDIA ADVERTISING: the company is using professional blogs, professional online networking (linkedin.com, and similar) forums and niche internet sites to promote the services of Medical Connections both for candidates, recruiters and clients.

COMPETITION

         The confluence of demographic, legislative, and financial factors has given a rise to a highly fragmented market sector broadly specializing in medical staffing and recruiting. We compete against large multi-bullion dollar corporations as well as small regional companies. We believe the following trends characterize Medical Connections' competition in the field of temporary staffing:

     o    High concentration of companies providing temporary staffing:
     o In 2004, there were 19 healthcare staffing companies each of which had annual revenue in excess of $50 million
     o 10 companies account for nearly a third of the total healthcare staffing revenue

         Even though the tendency is concentration, the big majority of healthcare staffing companies are relatively small. The trend of concentrating recruiting companies follow the same trend as in staffing firms. This is more pronounced in nurse recruiting, while allied health, science and pharmacy recruiting remain vastly fragmented.

         Some of our competitors who focus primarily in the medical recruitment and staffing fields include :

         AMN Healthcare Services, Inc., (NYSE: AHS), a leading temporary healthcare staffing company that is the largest nationwide provider of travel nurse staffing services. The company recruits nurses and allied health professionals, nationally and internationally and places them on temporary assignments, of variable lengths, at acute-care hospitals and healthcare facilities throughout the United States.

         Cross Country Healthcare, Inc. (NASDAQ: CCRN)is a leading provider of healthcare staffing services in the United States as well as a provider of human capital management services.

         Medical Staffing Network Holdings, Inc. (NYSE: MRN) is the largest provider of per diem nurse staffing services in the United States. The Company also provides travel nurse staffing services and is a leading provider of allied health professionals, including radiology specialists, diagnostic imaging technicians and clinical laboratory technicians.

         On Assignment, Inc., (NASDAQ: ASGN) is a provider of skilled temporary professionals to clients in the science and healthcare industries. The Company provides clients in these markets with short-term or long-term assignments of temporary professionals and temporary-to-permanent placement of these professionals.

         Other large big medical staffing and recruiting companies include CompHealth Group, Inc. InteliStaf Healthcare Inc., Maxim Healthcare Services Inc. and Nursefinders Inc.


COMPETITION FROM COMPANIES, NOT TRADITIONALLY INVOLVED WITH HEALTHCARE STAFFING AND RECRUITMENT.

         Multimillion dollar companies known worldwide for recruiting professionals in fields such as IT, accounting, management, and creative talent are entering in the lucrative market of medical recruiting and staffing. In the last 5 years companies like Aquent, PST, Robert Half, and many others created healthcare divisions, or bought small to medium medical staffing companies, in order to enter in the market of healthcare recruiting.


STRATEGIC ALLIANCES

         Another base for the Company's ongoing growth are its strategic alliances with medical facilities and companies. Medical Connections has already signed Contingency Agreements with the following institutions: o All About Staffing / HCA, Aurora Medical Center, ARC Therapy Services, Benchmark Camden Clark, Concentra, Endura, Care Florida Hospital, Genesis, MD Anderson and Novacare

REGULATION

         The healthcare industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct of operations, payment for services and payment for referrals. Our operations are subject to applicable state and local regulations governing the provision of temporary staffing that require staffing companies to be licensed or separately registered. To date, we have not experienced any material difficulties in complying with such regulations.

         Some states require state licensure for businesses that employ and/or assign healthcare personnel to provide healthcare services on-site at hospitals and other healthcare facilities. Most of the contract healthcare professionals that we employ are required to be individually licensed or certified under applicable state laws. We take reasonable steps to ensure that our contract professionals possess all necessary licenses and certifications in all material respects. maintaining profitability.


Our Mortgage Broker Services:

         During 2005, we operated our mortgage brokerage business through Webb Mortgage Depot, Inc. Following the acquisition of Medical Connections, Inc., we formed Omega Capital Solutions, Inc. Omega is a wholly owned subsidiary. Once licensed, all of our mortgage brokerage business will be conducted under Omega. In the interim, our mortgage brokerage services will be conducted as before through Webb Mortgage Depot. Unless noted otherwise, any discussion contained herein regarding our mortgage operations are in connection with the operations of Webb Mortgage Depot which continues to be run by Byron Webb.

         Webb Mortgage operates as a correspondent mortgage lender in Florida and as a mortgage broker in North Carolina. We were previously licensed in California, and New York. However, limited revenues, growing competition and costs constraints required us to focus in those states where Mr. Webb had a presence and was most familiar. We have hired a special consultant to assist Omega with ongoing licensing requirements. We hope to expand our mortgage brokerage business once Omega becomes duly licensed.

         In order to reduce costs while we focus on expanding our medical staffing and recruitment services, and to facilitate Mr. Webb's family move, we temporarily relocated the headquarters of our mortgage broker services to Palm City, Florida. Mr. Webb currently operates our mortgage broker services from his personal residence in Palm City, Florida. He provides us with this space at no cost to the Company.

         We conduct our mortgage brokerage business primarily through mortgage brokers who are independent contractors. Byron Webb, our founder and former chief executive officer, is the sole employee of Webb Mortgage Depot. Webb Mortgage generates approximately 50% of our business from on-line activities and approximately 50% of our revenues from traditional store front activities.

Industry Background

         Webb Mortgage is an on-line (Internet) mortgage broker. It also provides traditional mortgage broker services. We derive our revenues from the brokering of mortgage loans. We charge a fixed processing fee, a credit report fee, a brokerage fee of approximately, and, depending upon the type of loan, an origination fees which may range from one(1) to four(4) percent of the dollar amount of the loan. We recognize revenues when the loan is closed, at which time we are paid by the lender.

         Until our acquisition of Medical Connections, all of our revenues were generated from the brokering of mortgage loans. The mortgage loans we broker can be divided into three categories:

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

TRADITIONAL MORTGAGE SERVICES

         As a mortgage broker, we currently generate revenues by originating mortgage loans between lenders and qualified borrowers. Webb Mortgage does not make the loans, therefore the loans we broker are funded by third parties. We currently have relations with several different financial institutions which allows us to offer a full range of loan products, including adjustable rate mortgages, fifteen (15) year and thirty (30) year fixed rate loans, and balloon loans with a variety of maturities. In addition to residential mortgages, we broker refinancing, construction loans, second mortgages, debt consolidation and home equity loans.

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

Employees

         As of December 31, 2005, Byron J. Webb was responsible for the operation of our mortgage subsidiary and is its only full-time employee. Any independent mortgage brokers that we work with in the conduct of our operations are independent contractors. The number of independent contractors varies from time to time, and during certain peak time periods, we may have as many as ten
(10) independent contractors working with us with an average of four (4) at any single time.


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

IT IS UNLIKELY THAT WE WILL BE ABLE TO SUSTAIN PROFITABILITY IN THE FUTURE.

         We incurred significant losses in 2005 and there can be no assurance that we will be able to reverse this trend. Even if we are able to successfully implement Medical Connections' planned operations and we expand our mortgage brokerage business, there can be no assurance that we will be able to operate profitably.

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

OUR INDEPENDENT AUDITORS HAVE ISSUED A GOING CONCERN OPINION.

         Due to our operating losses and deficits, our independent auditors in their financial statements have raised doubts about our ability to continue as a going concern. If we are not able to continue as a going concern, our operations will terminate and any investment in the Company will likely become worthless.

OUR PAST OPERATING HISTORY MAY NOT BE INDICATIVE OF OUR FUTURE PERFORMANCE.

         Our past performance has been based on the operations of our mortgage subsidiary. With the acquisition of Medical Connections, our primary business focus will change. There can be no assurance that we will be able to successfully integrate its operations. Moreover, operations of Webb Mortgage occurred during a period in which the overall home mortgage market has grown and the online mortgage market has emerged. We have never operated our business during a downturn in the mortgage market and we cannot assure you that we will be successful in such a market.


RISKS  RELATED TO OUR MEDICAL STAFFING BUSINESS.

IF WE ARE UNABLE TO ATTRACT AND RETAIN QUALIFIED CONTRACT PROFESSIONALS TO MEET STAFFING DEMANDS , OUR BUSINESS COULD BE NEGATIVELY IMPACTED.

         Our business is substantially dependent upon our ability to attract and retain healthcare professionals who possess the skills, experience and, as required, licenses to meet the specified requirements of our clients. We compete for such contract professionals with other temporary staffing companies and with our clients and potential clients. Currently, there is a shortage of qualified nurses in most areas of the United States. Competition for nursing personnel is increasing and salaries and benefits have risen. Further, there can be no assurance that qualified healthcare professionals will be available to us in adequate numbers to meet staffing requests. Moreover, our contract professionals are often hired to become regular employees of our clients. Attracting and retaining contract professionals depends on several factors, including our ability to provide contract professionals with attractive assignments and competitive benefits and wages. The cost of attracting and retaining contract professionals may be higher than we anticipate and, as a result, if we are unable to pass these costs on to our clients, our likelihood of achieving or maintaining profitability could decline. If we are unable to attract and retain a sufficient number of contract professionals to meet client demand, we may be required to forgo staffing and revenue opportunities, which may hurt the growth of our business.

GROWTH OF OUR BUSINESSES IS SUBSTANTIALLY DEPENDENT UPON OUR ABILITY TO ATTRACT, DEVELOP AND RETAIN QUALIFIED AND SKILLED HEALTH CARE PROFESSIONALS.

         A key component of our ability to grow our lines of business includes our ability to attract, develop and retain qualified health care professionals, particularly persons with industry experience. The available pool of qualified candidates is limited. We cannot assure that we will be able to recruit, develop and retain qualified candidates in sufficient numbers or that our staffing consultants will achieve productivity levels sufficient to enable growth of our business. Failure to attract and retain productive staffing consultants could adversely affect our business, financial condition and results of operations.

OUR BUSINESS IS DEPENDENT UPON THE PROPER FUNCTIONING OF OUR INFORMATION SYSTEMS IN A COST EFFECTIVE MANNER.

         The operation of our business is dependent on the proper functioning of our information systems. In 2005, we continued to upgrade our information technology systems. , including PeopleSoft, an enterprise-wide information system. Critical information systems used in daily operations identify and match staffing resources and client assignments, track regulatory credentialing, manage scheduling and also perform billing and accounts receivable functions. If the systems fail to perform reliably or otherwise does not meet our expectations, or if we fail to successfully complete the implementation of other modules of the system, we could experience business interruptions that could result in deferred or lost sales. Our information systems are vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. If our information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could impact our ability to identify business opportunities quickly, to pay our staff in a timely fashion and to bill for services efficiently.

THE TEMPORARY STAFFING INDUSTRY IS HIGHLY COMPETITIVE AND THE SUCCESS AND FUTURE GROWTH OF OUR BUSINESS DEPEND UPON OUR ABILITY TO REMAIN COMPETITIVE IN OBTAINING AND RETAINING TEMPORARY STAFFING CLIENTS.

         The medical staffing industry is highly competitive and fragmented with limited barriers to entry. We compete in national, regional and local markets with full-service agencies and in regional and local markets with specialized temporary staffing agencies. Some of our competitors have significantly greater marketing and financial resources than we do. Our ability to attract and retain clients is based on the value of the service we deliver, which in turn depends principally on the speed with which we fill assignments and the appropriateness of the match based on clients' requirements and the skills and experience of our contract professionals. Our ability to attract skilled, experienced contract professionals is based on our ability to pay competitive wages, to provide competitive benefits and to provide multiple, continuous assignments, thereby increasing the retention rate of these employees. To the extent that competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues and our gross and operating margins could decline, which could seriously harm our operating results and cause the trading price of our stock to decline. As we expand into new geographic markets, our success will depend in part on our ability to gain market share from competitors. We expect competition for clients to increase in the future, and the success and growth of our business depend on our ability to remain competitive.

IMPROPER ACTIVITIES OF OUR CONTRACT PROFESSIONALS COULD RESULT IN DAMAGE TO OUR BUSINESS REPUTATION, DISCONTINUATION OF OUR CLIENT RELATIONSHIPS AND EXPOSURE TO LIABILITY.

         We may be subject to possible claims by our clients related to errors and omissions, misuse of proprietary information, discrimination and harassment, theft and other criminal activity, malpractice and other claims stemming from the improper activities or alleged activities of our contract professionals. We do not carry malpractice insurance to protect us against these possible claims and the damages we may incur as a result thereof. Claims raised by clients stemming from the improper actions of our contract professionals, even if without merit, could cause us to incur significant expense associated with the costs or damages related to such claims. Further, such claims by clients could damage our business reputation and result in the discontinuation of client relationships.


CLAIMS AGAINST US BY OUR CONTRACT PROFESSIONALS FOR DAMAGES RESULTING FROM THE NEGLIGENCE OR MISTREATMENT BY OUR CLIENTS COULD RESULT IN SIGNIFICANT COSTS AND ADVERSELY AFFECT OUR RECRUITMENT AND RETENTION EFFORTS.

         We may be subject to possible claims by our contract professionals alleging discrimination, sexual harassment, negligence and other similar activities by our clients. We cannot assure that our current liability insurance coverage will be adequate or will continue to be available in sufficient amounts to damages or other costs associated with such claims. Claims raised by our contract professionals, even if without merit, could cause us to incur significant expense associated with the costs or damages related to such claims. Further, any associated negative publicity could adversely affect our ability to attract and retain qualified contract professionals in the future.

DEMAND FOR OUR SERVICES IS SIGNIFICANTLY IMPACTED BY CHANGES IN THE GENERAL LEVEL OF ECONOMIC ACTIVITY AND CONTINUED PERIODS OF REDUCED ECONOMIC ACTIVITY COULD NEGATIVELY IMPACT OUR BUSINESS AND RESULTS OF OPERATIONS.

         Demand for the temporary staffing services that we provide is significantly impacted by changes in the general level of economic activity, particularly any negative effect on healthcare, research and development and quality control spending. As economic activity slows, many clients or potential clients for our services reduce their usage of and reliance upon temporary professionals before laying off their regular, full-time employees. During periods of reduced economic activity, we may also be subject to increased competition for market share and pricing pressure. As a result, continued periods of reduced economic activity could have a material adverse impact on our business and results of operations.

WE DO NOT HAVE LONG-TERM OR EXCLUSIVE AGREEMENTS WITH OUR TEMPORARY STAFFING CLIENTS AND GROWTH OF OUR BUSINESS DEPENDS UPON OUR ABILITY TO CONTINUALLY SECURE AND FILL NEW ORDERS.

         We do not have long-term agreements or exclusive guaranteed order contracts with our temporary staffing clients. The success of our business depends upon our ability to continually secure new orders from clients and to fill those orders with our contract professionals. Our agreements do not provide for exclusive use of our services, and clients are free to place orders with our competitors. As a result, it is imperative to our business that we maintain positive relationships with our clients. If we fail to maintain positive relationships with these clients, we may be unable to generate new contract staffing orders, and the growth of our business could be adversely affected.

FLUCTUATION IN PATIENT OCCUPANCY RATES AT CLIENT FACILITIES COULD ADVERSELY AFFECT DEMAND FOR SERVICES OF OUR HEALTHCARE STAFFING SEGMENT AND OUR RESULTS OF OPERATIONS.

     Client demand for our Healthcare Staffing segment services is significantly impacted by changes in patient occupancy rates at hospitals and healthcare clients' facilities. Increases in occupancy often result in increased client need for contract professionals before full-time employees can be hired. During periods of decreased occupancy, however, hospitals and other healthcare facilities typically reduce their use of contract professionals before laying off their regular, full-time employees. During periods of decreased occupancy, we may experience increased competition to service clients, including pricing pressure. Occupancy at certain healthcare clients' facilities also fluctuates due to the seasonality of some elective procedures. Periods of decreased occupancy at client healthcare facilities could materially adversely affect our results of operations.

THE LOSS OF KEY MEMBERS OF OUR SENIOR MANAGEMENT TEAM COULD ADVERSELY AFFECT THE EXECUTION OF OUR BUSINESS STRATEGY AND OUR FINANCIAL RESULTS.

         We believe that the successful execution of our business strategy and our ability to build upon the restructuring we have undertaken depends on the continued employment of key members of our senior management team. If any members of our senior management team become unable or unwilling to continue in their present positions, our financial results and our business could be materially adversely affected.

FUTURE CHANGES IN REIMBURSEMENT TRENDS COULD HAMPER OUR HEALTHCARE STAFFING SEGMENT CLIENTS' ABILITY TO PAY US.

         Many of our staffing clients are reimbursed under the federal Medicare program and state Medicaid programs for the services they provide. In recent years, federal and state governments have made significant changes in these programs that have reduced reimbursement rates. In addition, insurance companies and managed care organizations seek to control costs by requiring that healthcare providers, such as hospitals, discount their services in exchange for exclusive or preferred participation in their benefit plans. Future federal and state legislation or evolving commercial reimbursement trends may further reduce, or change conditions for, our clients' reimbursement. Limitations on reimbursement could reduce our clients' cash flows, hampering their ability to pay us.

HEALTHCARE REFORM COULD NEGATIVELY IMPACT OUR BUSINESS OPPORTUNITIES, REVENUES AND GROSS AND OPERATING MARGINS.

         The U.S. and state governments have undertaken efforts to control increasing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and drug companies. In the recent past, the U.S. Congress has considered several comprehensive healthcare reform proposals. The proposals were generally intended to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures. While the U.S. Congress did not adopt any comprehensive reform proposals, members of Congress may raise similar proposals in the future. If any of these proposals are approved, hospitals and other healthcare facilities may react by spending less on healthcare staffing, including nurses. If this were to occur, we would have fewer business opportunities, which could seriously harm our business.

         Furthermore, third-party payors, such as health maintenance organizations, increasingly challenge the prices charged for medical care. Failure by hospitals and other healthcare facilities to obtain full reimbursement from those third-party payors could reduce the demand or the price paid for our staffing services.

WE OPERATE IN A REGULATED INDUSTRY AND CHANGES IN REGULATIONS OR VIOLATIONS OF REGULATIONS MAY RESULT IN INCREASED COSTS OR SANCTIONS THAT COULD REDUCE OUR REVENUES AND PROFITABILITY.

         Our organization is subject to extensive and complex federal and state laws and regulations including but not limited to; professional licensure, payroll tax regulations, conduct of operations, payment for services and payment for referrals. If we fail to comply with the laws and regulations that are directly applicable to our business, we could suffer civil and/or criminal penalties or be subject to injunctions or cease and desist orders.

         Extensive and complex laws that apply to our hospital and healthcare facility clients, including laws related to Medicare, Medicaid and other federal and state healthcare programs, could indirectly affect the demand or the prices paid for our services. For example, our hospital and healthcare facility clients could suffer civil and/or criminal penalties and/or be excluded from participating in Medicare, Medicaid and other healthcare programs if they fail to comply with the laws and regulations applicable to their businesses. In addition, our hospital and healthcare facility clients could receive reduced reimbursements or be excluded from coverage because of a change in the rates or conditions set by federal or state governments. In turn, violations of or changes to these laws and regulations that adversely affect our hospital and healthcare facility clients could also adversely affect the prices that these clients are willing or able to pay for our services.

RISKS RELATED TO OUR MORTGAGE BROKERAGE BUSINESS.


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

THE GEOGRAPHIC SCOPE OF OUR BUSINESS HAS DECREASED SIGNIFICANTLY IN THE PAST FISCAL YEAR AND WE MAY HAVE DIFFICULTY COMPETING EFFECTIVELY.

         We have reduced Webb Mortgage's business focus to the states of North Carolina and Florida. While we are looking to expand into other states, there can be no assurance that the Company will be able to expand significantly in these states to warrant any additional costs associated with further expansion.

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

OUR BUSINESS STRATEGY DEPENDS ON PROMOTING OUR BRAND NAME AND UPON ACHIEVING BRAND RECOGNITION.

         There are a growing number of web sites that offer services that are similar to and competitive with both our mortgage and medical placement services. Therefore, we believe that brand recognition will become an increasingly important competitive advantage in both industries. Establishing and maintaining our brand is critical to expanding our customer base, solidifying our business relationships and successfully implementing our business strategy. We intend to increase our spending to create brand awareness, but if we fail to promote our brand successfully, or if these efforts are excessively expensive, our business may be harmed.

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

OUR MORTGAGE BUSINESS IS HEAVILY DEPENDENT ON THE ECONOMIES OF BOTH FLORIDA AND NORTH CAROLINA.

         At the current time, our mortgage business is heavily dependent on the economy and housing markets in both North Carolina and Florida. Each state's economy may suffer a downturn or recession due to, among other things, natural disasters, such as hurricanes and flooding. To the extent that borrowers are uninsured for natural disasters, our ability to collect on the mortgages will be impaired. Increased delinquencies or defaults resulting from natural disasters could adversely affect our business.

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

THE REAL ESTATE INDUSTRY IS BOTH SEASONAL AND CYCLICAL, WHICH COULD AFFECT OUR QUARTERLY RESULTS.

         Our mortgage business is seasonal. We anticipate that as the online mortgage origination industry matures, our business will be increasingly susceptible to the same seasonal factors that affect the mortgage industry as a whole. The real estate industry experiences a decrease in activity during the winter. Because of our limited operating history, however, we do not know if or when any seasonal pattern will develop or the size or nature of any seasonal pattern in our business.

         In addition, the residential real estate and mortgage business in which we operate is cyclical. Shifts in the economy and interest rates, as well as in residential real estate values, generally affect the number of home sales and refinancing activities.

         With rising interest rates are high or national and global economic conditions are perceived to be, or are weak, there is typically less sales activity in real estate. A decrease in the current level of sales of real estate and those products and services related to the real estate industry could adversely affect demand for our mortgage products and services.

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

ITEM 2.  DESCRIPTION OF PROPERTIES.

         Our corporate headquarters are located at 2300 Glades Road, Suite 202E Boca Raton, Florida 33431. We operate Medical Connections, Inc. from this office. We lease approximately 3,100 square feet of space. Our monthly rent is $8,300. Our current lease runs through May 2010. We believe that this space is sufficient to handle our immediate operating needs. Should we require additional space, sufficient office space is available at similar rental costs.

         Our mortgage operations are conducted from the personal residence of Byron Webb. Mr. Webb provides this space to the Company at no cost. We will continue to use Mr. Webb's personal residence until such time as we decide to expand our mortgage broker business.

         We also own a property located in Stateville, North Carolina. The property is a custom built home situated on the main channel of Lake Norman, one of the largest freshwater lakes in the state. The home has approximately 2,500 square feet of space, four bedrooms and 2.5 bathrooms , with a finished full basement, garage, workshop and wrap around covered porches and decks which overlook the lake and a finished dock and pier. The property is located a few miles from Mooresville, North Carolina, which serves as the corporate headquarters for Lowes home improvement stores. Our monthly interest payment is approximately $2,800 per month and our total monthly carrying costs are approximately $3,800.

ITEM 3.  LEGAL PROCEEDINGS.

         In April 2005 our subsidiary Medical Connections, Inc. was sued by HMS, Inc. in the 17th Judicial Circuit for Broward County (Case No. 05-05442). HMS alleges civil conspiracy, breach of contract, ,negligent supervision, tortuous interference with a business relationship and unjust enrichment. No specific dollar amount is requested other than it is in excess of the jurisdictional floor of $15,000. The suit arises from the actions of a former independent contractor who allegedly misappropriated a client data base. Since the filing of the complaint, there has been limited activity. While we believe that we have meritorious defenses to this action, there can be no assurance that we will be successful in defending this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


           We called a special meeting of our shareholders on December 5, 2005 . The purpose of the meeting was to consider and vote upon the approval of the principal terms of a Share - for - Share Exchange Agreement between the Company, Byron Webb, Medical Connections, Inc. and the shareholders of Medical Connections whereby the shareholders of Medical Connections will be issued up to 476,880 shares of the Company's Common Stock so that, immediately post-closing, the former shareholders of Medical Connections will own approximately 95% of our issued and outstanding Common Stock The meeting was also called to approve the election of Joseph J. Azzata and Anthony J. Nicolosi, as directors of our Company, approve a 100:1 stock split and to approve a name change.

         All of the actions were approved at the meeting.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  A. Market Information

         Our common stock trades on the NASDAQ Over-the-Counter-Bulletin Board under the symbol ("MCTH"). There is a very limited market for our common stock, with very limited trading activities. Until the fourth quarter of 2004, there was no posted bid or ask price for our common stock. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

The high and low bid price for those periods in which quotes are available is set forth below: All prices have been adjusted to reflect the 100:1 reverse stock split.

2004                                         High                 Low

Fourth quarter                              $15.00               $25.00

2005

First Quarter                               $20.00               $18.00
Second Quarter                              $25.00               $25.00
Third Quarter                               $25.00               $25.00
Fourth Quarter                              $25.00               $25.00
2006

Through March  25, 2006                     $25.00               $ 6.00

  B.   Holders

         As of December 31, 2005 there were 40 stockholders of record of our Common Stock. Does not include any shares issuable to the Medical Connections shareholders.

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

  D.   Equity Compensation Plans

         As of December 31, 2005, there were no shares authorized for issuance under any type of equity compensation plan. In January 20006, we did authorized the issuance of up to 50,000 shares of our Common Stock pursuant to our 2006 Stock Incentive and Compensation Plan.


  E.   Sale of Unregistered Securities


         In connection with the acquisition of all of the issued and outstanding shares of common stock of Medical Connections, Inc. we will issue a total of 476,880 shares of our common stock. The shares are being issued to the shareholders of Medical Connections, each of which has represented that the shareholder is an accredited investor. The shares are exempt from registration under Section 4(2) and Section 4(6) of the Securities Act.

         No shares were issued to the Medical Connections shareholders as of December 31, 2006.

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

General

         During most of 2005, we operated exclusively as a mortgage broker. However, with the acquisitions of Medical Connections, Inc. we have expanded our operations to include medical recruitment and staffing. The transaction has been accounted for as a reverse merger since the shareholders of Medical Connections will be entitled to receive such number of shares of our common stock that following the issuance thereof, the Medical Connections shareholders will own approximately 95% of our issued and outstanding stock. As a result of this accounting treatment, our financial statements reflect the historical operations of Medical Connections, Inc.

         Medical Connections generates revenues primarily from three separate sources: permanent placement hires, contract appointments and a temporary to permanent model. We intend to focus primarily in the expansion of Medical Connections operations in 2006.

         During 2005, our mortgage brokerage operations included origination, loan processing, data entry, compilation of personal financings and other materials (including appraisals, titles, credit reports and employment verification) and underwriting. When a customer applies for a mortgage loan, we enter information that our customer gives us into CALYX, a software program that we use. This raw data includes information about the borrower's name, type of loan, income, list of assets, liabilities, job information and other information relevant to a lender.

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

         Since the acquisition of Medical Connections Inc. in 2005 has been treated for accounting purposes as a reverse merger, our financial statements have been prepared as if Medical Connections, Inc. has been the reporting company and the operations of our mortgage business are not stated separately. This makes comparison of our financial condition for 2005 and 2004 difficult.


Results of Operations

         We were incorporated in the State of Florida on May 11, 1999, to implement a corporate reorganization of Webb Mortgage Corp. and Webb Mortgage Services Corporation, companies that were formed by Byron Webb, our founder and president.

         Webb Mortgage Corp. was incorporated on June 19, 1992 and operated as a mortgage broker. Webb Mortgage Services Corporation, was incorporated on February 25, 1998 and held a correspondent mortgage lender license in Florida from 1998- 2001. In March 2000, we acquired Webb Mortgage Corp. and Webb Mortgage Services Corporation by issuing 2 million shares of our common stock to Byron Webb. The transaction was treated as a recapitalization for financial accounting purposes.

         Recognizing the need to diversify its operations and the need to find a niche market with greater growth potential, in December 2005, we acquired all of the issued and outstanding shares of our common stock of Medical Connections Inc., a Florida corporation organized on November 26, 2002 In connection with this transaction, we reverse split our common stock on a 100:1 basis, and issued to the Medical Connections shareholders a sufficient number of shares of our common stock so that following the issuance thereof, the Medical Connections shareholders would own approximately 95% of our issued and outstanding shares of common stock. The acquisition was accounted for as a reverse merger because on a post-merger basis, the former shareholders of Medical Connections, Inc. held a majority of the outstanding common stock of the Company on a voting and a fully diluted basis. As a result, Medical Connections, Inc. was deemed to be the acquirer for accounting purposes.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

         REVENUES and EXPENSES. Total revenues increased from $43,532 to $516,184 while our total operating expenses increased from $691,939 to $2,423,054. Our net loss from operations increased from a loss of $(648,407) to $(1,906,870). The significant increase in revenues and expenses is primarily attributable to the implemenation of our business plan to develop an employment and executive search firm concentrating in the areas of healthcare and the medical industries.

         NET INCOME(LOSS) Our net income (loss) for the year ended December 31, 2005 was $(2,148,138) as compared to $(635,407) in 2004. This loss is inclusive of a $200,000 charge for organizational expenses. The $200,000 represents the amount of funds paid by Medical Connections Inc. for the redemption of the shares of common stock owned by Byron Webb, our former president. We incurred a loss per share in 2005 of $(4.74) as compared to a net loss per share in 2004 of $(1.72) per share.

         COMPENSATION/OUTSIDE SERVICES/CONTRACT LABOR. Compensation and payroll increased from $260,701 to $890,197. Expenses attributable to outside services increased from $25,541 to $396,669 while contract labor expenses increased from $88,300 to $308,377. The significant increase in these costs is directly attributable to the expansion of our business operations and the need to adequately compensate skilled personnel. The decline in our commission expense from $136,932 to $9,922 is primarily attributable to our reliance on contract personnel and not in-house employees or independent contractors.

         Also during 2005, inclusive in the fees and costs set forth above is $100,000 for non-cash expenditures from the issuance of our common stock in exchange for compensation services.

         ADVERTISING. Our advertising and marketing expense increased from $27,534 to $43,136. This increase is attributable to our increased focus on marketing and establishing brand name awareness for Medical Connections.

         PROFESSIONAL FEES. Professional fees increased from $24,341 to $176,142. The primary reason for this increase were the significant legal and accounting fees which we incurred as a result of the reverse merger with Webb Mortgage Depot, Inc.

         DEPRECIATION. Depreciation was $19,377 in 2005 as compared to $1,964 in 2004. This increase is mainly the result of the acquisition of assets which were necessary for us to expand our operations.

         RENT. Rent was $69,951 as compared to $11,900 in 2004. The increase in rent was due to the opening of our new corporate office to house the operations of Medical Connections. .

Liquidity and Capital Resources

         Due to our operating losses and deficits, our independent auditors in their financial statements have raised doubts about our ability to continue as a going concern. Despite these historical losses, management believes that it will be able to satisfy ongoing operating expenses. If revenues from operations are insufficient to meet these obligations, management will seek to obtain third party financing. There can be no assurance that any financing will be available, or if available, will be offered on terms that will not adversely impact our shareholders. December 31, 2005 as compared to December 31, 2004

         As of December 31, 2005 we had total current assets of $253,413 as compared to $315,906 as of December 31, 2004. The significant decline in our total current assets is primarily attributable to the reduction in our cash position from $315,906 to $107,657. Our cash position has declined to meet our operating expenses. We have accounts receivable totaling $145,756 representing fees due from staff placement as of year end. Our other assets include our office equipment and the house located in North Carolina which we rent for seasonal use. The home was originally purchased by Byron Webb, our former president, and subsequently transferred to the Company. These assets are valued at $779,343 net of accumulated depreciation. The value of this home ($674,478) is not reflected in our December 31, 2004 financial statement since the reverse merger did not take place until December 2005. All other assets which we have categorized as equipment are office furniture, equipment and software directly related to the operations of Medical Connections, Inc.

         Total current liabilities are $1,158,232 as compared to $74,493. The significant increase in current liabilities is the result of a convertible debenture totaling $515,000 which we issued to various investors to finance our ongoing operations and $542,120 which we recorded as a liability for stock to be issued. The convertible debentures have matured and will mature at various dates. The convertible debentures provide for us to pay interest on the outstanding principal balance at the rate of 8% per annum. We may also, in our discretion, convert the debt into shares of our common stock at the rate of one share of common stock for each $1.00 of convertible debt. To date, we have not repaid any principal, interest or issued any shares of our Common Stock in satisfaction of this liability.

         During 2005, we raised $542,120 pursuant to a private placement of the common stock of Medical Connections, Inc. These subscribers will be entitled to receive shares approximately 29,763 shares of common stock of Medical Connections Holdings, Inc. at the applicable conversion ratio of .0549 per share. Once we issue the common stock is issued, this liability will be removed from our balance sheet.

         As of December 31, 2005 we had a working capital deficit of $904,819 as compared to a working capital balance of $240,913 as of December 31, 2004. Unless we secure additional financing, of which there can be no assurance, or significantly increase revenues while maintaining costs, we will not be able to meet our obligations as they become due.

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

     The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Off-Balance Sheet Arrangements

     We have not entered into any off-balance sheet arrangements. We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No.123 (revised 2004), Share-Based Payment. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No. 123R.

         In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

         Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 7.  FINANCIAL STATEMENTS.


              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
             (FORMERLY WEBB MORTGAGE DEPOT, INC., AND SUBSIDIARIES)

                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
             (FORMERLY WEBB MORTGAGE DEPOT, INC., AND SUBSIDIARIES)
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

                                TABLE OF CONTENTS




                                                                        PAGES(S)
                                                                        --------
Report of Independent Registered Public Accounting Firm                    F-1

Consolidated Balance Sheets as of December 31, 2005 and 2004               F-2

Consolidated Statements of Operations for the Years Ended
      December 31, 2005 and December 31, 2004                              F-3

Consolidated Statement of Changes in Stockholders' Equity (Deficit)
     for the Years ended December 31, 2005 and December 31, 2004           F-4

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2005 and December 31, 2004                              F-5-6

Notes to Consolidated Financial Statements                               F-7-17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Medical Connections Holdings, Inc.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheet of Medical Connections Holdings, Inc., and subsidiaries, (formerly Webb Mortgage Depot, Inc., and subsidiaries), (the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Connections Holdings, Inc., and subsidiaries, (formerly Webb Mortgage Depot, Inc., and subsidiaries) as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the years ended December 31, 2005 and 2004 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company sustained operating losses and has little recurring operating revenue, which raises substantial doubt about its ability to continue as a going concern. Management's operating and financing plans in regard to these matters are also discussed in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Bagell, Josephs, Levine & Company LLC
Bagell, Josephs, Levine & Company LLC
Certified Public Accountants
Gibbsboro, New Jersey
March 27, 2006

            MEMBER OF:    AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                          NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
                          PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                          FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
             (FORMERLY WEBB MORTGAGE DEPOT, INC., AND SUBSIDIARIES)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004


                               ASSETS

                                                                      2005           2004
                                                                  -----------    -----------
CURRENT ASSET
    Cash                                                          $   107,657    $   315,906
    Accounts receivable - net                                         145,756             --
                                                                  -----------    -----------

         TOTAL CURRENT ASSETS                                         253,413        315,906
                                                                  -----------    -----------

PROPERTY AND EQUIPMENT
     Property and equipment                                           801,475         11,001
     Less: accumulated depreciation                                   (22,132)        (2,155)
                                                                  -----------    -----------
         NET PROPERTY AND EQUIPMENT                                   779,343          8,846
                                                                  -----------    -----------

OTHER ASSETS
    Security deposit                                                   33,213         40,254
                                                                  -----------    -----------

TOTAL ASSETS                                                      $ 1,065,969    $   365,006
                                                                  ===========    ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Line of credit                                                 $    48,000    $        --
   Convertible debentures                                             515,000             --
   Promissory note                                                     23,112             --
   Liability for stock to be issued                                   542,120         74,993
   Accounts payable and accrued expenses                               30,000             --
                                                                  -----------    -----------

          TOTAL CURRENT LIABILITIES                                 1,158,232         74,993
                                                                  -----------    -----------

LONG-TERM LIABILITIES
   Mortgage payable                                                   450,000             --
                                                                  -----------    -----------

          TOTAL LIABILITIES                                         1,608,232         74,993
                                                                  -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.001 par value, 25,000,000 shares authorized,
     476,880 and 409,572 shares issued and outstanding
     at December 31, 2005 and 2004, respectively                          477            410
   Additional paid-in capital                                       2,418,171      1,102,506
   Subscription receivable                                             (6,000)        (6,000)
   Accumulated deficit                                             (2,954,911)      (806,903)
                                                                  -----------    -----------

          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                       (542,263)       290,013
                                                                  -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY (DEFICIT)             $ 1,065,969    $   365,006
                                                                  ===========    ===========

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
             (FORMERLY WEBB MORTGAGE DEPOT, INC., AND SUBSIDIARIES)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004


                                                    2005             2004
                                                -----------      -----------
REVENUES                                        $   516,184      $    43,532
                                                -----------      -----------

OPERATING EXPENSES
   Advertising and marketing                         43,136           27,534
   Administrative                                   256,859           77,620
   Automotive                                         2,213            4,238
   Contract Labor                                   308,377           88,300
   Commissions                                        9,922          136,932
   Compensation expense                             180,000          232,475
   Insurance                                         93,686               --
   Outside services                                 396,669           25,541
   Payroll                                          710,197           38,226
   Payroll taxes                                    102,092            3,800
   Professional fees                                176,142           24,341
   Rent                                              69,951           11,960
   Telephone                                         36,470            8,148
   Travel and entertainment                          17,363           10,860
   Depreciation                                      19,977            1,964
                                                -----------      -----------
          TOTAL OPERATING EXPENSES                2,423,054          691,939
                                                -----------      -----------

   NET (LOSS) BEFORE OTHER INCOME/(EXPENSE)      (1,906,870)        (648,407)
                                                -----------      -----------

   OTHER INCOME/(EXPENSE)
         Interest income                              1,426               --
         Interest expense                           (13,207)              --
         Other expense - organizational            (229,357)              --
         Litigation award                                --           13,000
                                                -----------      -----------
          TOTAL OTHER INCOME/(EXPENSE)             (241,138)          13,000

   NET (LOSS) BEFORE
   PROVISION FOR INCOME TAXES                    (2,148,008)        (635,407)
         Provision for income taxes                      --               --
                                                -----------      -----------

NET (LOSS) APPLICABLE TO
   COMMON SHARES                                $(2,148,008)     $  (635,407)
                                                ===========      ===========

BASIC AND DILUTED LOSS
   PER SHARE                                    $     (4.74)     $     (1.72)
                                                ===========      ===========

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES                                 453,169          369,224
                                                ===========      ===========

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
             (FORMERLY WEBB MORTGAGE DEPOT, INC., AND SUBSIDIARIES)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                          ADDITIONAL
                                                         COMMON STOCK      PAID - IN     ACCUMULATED   SUBSCRIPTION
DESCRIPTION                                           SHARES     AMOUNT     CAPITAL        DEFICIT      RECEIVABLES    TOTALS
-----------                                        ----------   --------   -----------   -----------    ---------    -----------
Balance, January 1, 2004, retroactively restated      356,656   $    357   $   185,643   $  (171,496)   $  (6,000)   $     8,504

Common stock issued for cash                           52,916         53       916,863            --           --        916,916

Net loss for the year                                      --         --            --      (635,407)          --       (635,407)
                                                   ----------   --------   -----------   -----------    ---------    -----------

Balance, December 31, 2004                            409,572   $    410   $ 1,102,506   $  (806,903)   $  (6,000)   $   290,013

Common stock issued for cash                           61,537         61     1,066,239            --           --      1,066,300

Common stock issued for compensation                    5,771          6        99,994            --           --        100,000

Effects of reverse merger                                  --         --       149,432            --           --        149,432

Net loss for the year                                      --         --            --    (2,148,008)          --     (2,148,008)
                                                   ----------   --------   -----------   -----------    ---------    -----------
Balance, December 31, 2005                            476,880   $    477   $ 2,418,171   $(2,954,911)   $  (6,000)   $  (542,263)
                                                   ==========   ========   ===========   ===========    =========    ===========









                  The accompanying notes are an integral part
                   of these consolidated financial statements.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
             (FORMERLY WEBB MORTGAGE DEPOT, INC., AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                           2005           2004
                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                          $(2,148,008)   $  (635,407)

ADJUSTMENTS TO RECONCILE NET (LOSS) TO NET CASH
(USED IN) OPERATING ACTIVITIES:
    Depreciation                                            19,977          1,964
    Common stock issued for compensation                   100,000             --
CHANGES IN ASSETS AND LIABILITIES
   (Increase) in accounts receivable                      (145,756)            --
   Decrease (increase) in security deposit                   7,041        (40,254)
   Increase in accounts payable and accrued expenses        30,000             --
                                                       -----------    -----------

          TOTAL ADJUSTMENTS                                 11,262        (38,290)

          NET CASH (USED IN) OPERATING ACTIVITIES       (2,136,746)      (673,697)
                                                       -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property and equipment                  (143,042)        (1,891)
                                                       -----------    -----------
          NET CASH (USED IN) INVESTING ACTIVITIES         (143,042)        (1,891)
                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                1,066,300        916,916
   Proceeds from promissory note                            25,138             --
   Payment on promissory note                               (2,026)            --
   Proceeds from issuance of convertible debentures        515,000             --
   Liability for stock to be issued                        467,127         24,993
                                                       -----------    -----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES      2,071,539        941,909
                                                       -----------    -----------

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                       (208,249)       266,321

CASH AND CASH EQUIVALENTS
    -BEGINNING OF YEAR                                     315,906         49,585
                                                       -----------    -----------

CASH AND CASH EQUIVALENTS
    - END OF YEAR                                      $   107,657    $   315,906
                                                       ===========    ===========


                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                                                                     2005         2004
                                                                  ---------    ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

     Cash paid during the period for:
          Interest                                                $     152    $      --
                                                                  =========    =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INFORMATION:

    Subscription receivable for common stock issued to founders   $      --    $   6,000
                                                                  =========    =========

    Common stock issued for compensation                          $ 100,000    $      --
                                                                  =========    =========

    Effects of the reverse merger with Webb Mortgage:
          Fixed asset - house                                     $ 647,432           --
          Mortgage payable                                         (450,000)          --
          Additional paid-in capital                               (149,432)          --
          Line of Credit                                            (48,000)          --
                                                                  ---------    ---------
                                                                  $      --    $      --
                                                                  =========    =========












                  The accompanying notes are an integral part
                   of these consolidated financial statements.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
             (FORMERLY WEBB MORTGAGE DEPOT, INC., AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

         Medical Connections Holdings, Inc., and subsidiaries, (formerly Webb Mortgage Depot, Inc., and subsidiaries (the "Company") is an employment and executive search firm that will provide recruiting services to its clients within the healthcare and medical industries. The Company was formed in Florida on November 26, 2002 for the purpose of specializing in the recruitment and placement of healthcare professionals in a variety of employment settings.

         Webb Mortgage Depot, Inc., was incorporated in the State of Florida on May 11, 1999 to implement a corporate reorganization. On February 4, 2000, effective March 31, 2000, Depot acquired Webb Mortgage Corp., and Webb Mortgage Services Corporation.

         Webb Mortgage Corp., was incorporated in the State of Florida on June 19, 1992 and operated as a mortgage broker. The Company holds a mortgage brokerage license in the States of Florida and North Carolina.

         Webb Mortgage Services Corporation was incorporated in the State of Florida on February 25, 1998 and also operated as a mortgage brokerage. Webb Mortgage Services Corporation held a correspondent mortgage lender license in the State of Florida, which had not been renewed as of December 31, 2001.

         On December 27, 2005, a Share for Share Agreement (the "Agreement"), between Medical Connections Holdings, Inc. and Webb Mortgage Depot, Inc., closed. Pursuant to the Agreement, Webb Mortgage had acquired all of the issued and outstanding shares of common stock of Medical Connections and Medical Connections shareholders were issued, following a 100:1 reverse split of Webb Mortgage's common stock, 476,880 shares of Webb Mortgage Depot, Inc., so that immediately following the closing, the former shareholders of Medical Connections, Inc. would own approximately 95.0% of Webb Mortgage's issued and outstanding common stock. Concurrent with the closing, Webb Mortgage's former President, was required to tender 1,831,000 pre-split shares of Webb Mortgage Depot, Inc's., common stock to Webb Mortgage for redemption. These shares have been tendered and returned to Webb Mortgage Depot, Inc., and Medical Connections Holdings, Inc. tendered the required payment of $200,000 for the shares. The transaction was a reverse merger and was accounted for using the principles of purchase accounting, and the historical records going forward will be those of Medical Connections Holdings, Inc.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
             (FORMERLY WEBB MORTGAGE DEPOT, INC., AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

         The new public entity "Medical Connections Holdings, Inc." has emerged as the parent company of Medical Connections, Inc. along with two newly formed entities called Medical Realty Corp., and Omega Capital Solutions, Inc., which will replace the Webb Mortgage Depot, Inc. brand. As of December 31, 2005, the subsidiaries are inactive.

         The newly formed Medical Connections Holdings, Inc. will trade on the NASDAQ OTC B/B as a fully reporting company under the ticker symbol MCTH.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The consolidated balance sheets for December 31, 2005 and 2004 and consolidated statements of operations and cash flows for the years December 31, 2005 and 2004 includes Medical Connections Holdings, Inc., and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

         USE OF ESTIMATES

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.

         The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
             (FORMERLY WEBB MORTGAGE DEPOT, INC., AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is determined to reduce the Company's receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Historically, the Company has not incurred any significant credit related losses. Management has determined that no allowance is necessary at December 31, 2005.

         PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, three to five years. Reviews are regularly performed to determine whether facts and circumstances exist that indicate carrying amount of assets may not be recoverable or the useful life is shorter than originally estimated. The Company assesses the recoverability of its property and equipment by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

         If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives. When property and equipment is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations.

         ADVERTISING

         The Company's policy is to expense the costs of advertising and marketing as they are incurred. Advertising expense for the year ended December 31, 2005 and 2004 was $43,136 and $27,534, respectively.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
             (FORMERLY WEBB MORTGAGE DEPOT, INC., AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INCOME TAXES

         The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting of income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled

         START-UP COSTS

         In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", the Company expenses all costs incurred in connection with the start-up and organization of the Company. The Company expensed $200,000 in 2005 with its payment to Mr. Byron Webb, former President of Webb Mortgage Depot, Inc. See Note 1.

         STOCK-BASED COMPENSATION

         Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and has adopted the enhanced disclosure provisions of SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of SFAS No. 123".

         The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. In each of the periods presented, the vesting period was the period in which the options were granted.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
             (FORMERLY WEBB MORTGAGE DEPOT, INC., AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         STOCK-BASED COMPENSATION

         The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board
         (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

         COMMON STOCK ISSUED FOR OTHER THAN CASH

         Services purchased and other transactions settled in the Company's common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

         EARNINGS (LOSS) PER SHARE OF COMMON STOCK

         Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share
         (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
             (FORMERLY WEBB MORTGAGE DEPOT, INC., AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         EARNINGS (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)

         The following is a reconciliation of the computation for basic and diluted EPS:

                                                        2005            2004
                                                     -----------    -----------

                  Net income (loss)                  $(2,148,008)   $  (635,407)
                                                     -----------    -----------

         Weighted average common shares
           outstanding (Basic)                           453,169        369,224

         Weighted average common stock equivalents
             Stock options                                    --             --
             Warrants                                         --             --
                                                     -----------    -----------

         Weighted average common shares
           outstanding (Diluted)                         453,169        369,224
                                                     ===========    ===========


         There are no common stock equivalents outstanding at December 31, 2005 and 2004.

         REVENUE RECOGNITION

         The Company records its transactions under the accrual method of accounting whereby income gets recognized when the services are rendered and collection is reasonably assured.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount reported in the balance sheets for cash and cash equivalents and liability for stock to be issued approximate fair value because of the immediate or short-term maturity of these financial instruments.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
             (FORMERLY WEBB MORTGAGE DEPOT, INC., AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECENT ACCOUNTING PRONOUNCEMENTS

         SHARE BASED PAYMENTS

         In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), "Share-Based Payment, " FAS 123R replaces FAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the "modified prospective" transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

         EXCHANGE OF NON-MONETARY ASSETS

         In December 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("FAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The implementation of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
             (FORMERLY WEBB MORTGAGE DEPOT, INC., AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 3-  PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at December 31, 2005 and 2004:

                                              2005         2004
                                           ---------    ---------

         House                             $ 674,478    $      --
         Computer and office equipment       126,997       11,001
         Less:  accumulated depreciation     (22,132)      (2,155)
                                           ---------    ---------

         Net book value                    $ 779,343    $   8,846
                                           =========    =========


         Depreciation expense for the years ended December 31, 2005 and 2004 was $19,977 and $1,964, respectively.

NOTE 4 - LINE OF CREDIT

         The Company acquired through the reverse merger with Webb Mortgage Depot, Inc., a $50,000 line of credit with a bank. The line of credit bears interest at 10.0% as of December 31, 2005. The loan is due on demand and is secured by the assets of the Company with a guarantee by the President of the Company. As of December 31, 2005 the amount outstanding, including accrued interest was $48,000.

NOTE 5 - MORTGAGE PAYABLE

         The Company, through it reverse merger with Webb Mortgage Depot, Inc., acquired a house and its corresponding mortgage payable. The house is secured by a home equity line of credit. The revolving line of credit is open ended with interest only payments made monthly. The term is set for fifteen years and the calculated monthly payments are based on prime plus 2.0%. At the end of the term a balloon payment will be due. As of December 31, 2005 the balance due is $450,000.

NOTE 6-  LIABILITY FOR STOCK TO BE ISSUED

         As of December 31, 2005, the Company has received $542,120 for the purchase of its common stock. Upon the issuance of the common stock the liability will be removed. The stock was not issued due to clerical oversight by management. The Company believes that the stock will be issued in the second quarter 2006.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
             (FORMERLY WEBB MORTGAGE DEPOT, INC., AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 7 - CONVERTIBLE DEBENTURES

         Medical Connections Holdings, Inc., and subsidiaries, during the year, issued six convertible debentures, whereas Medical Connections, Inc., and subsidiaries, would receive $515,000, with a promise to pay to the principal sum of $515,000 together with interest on the unpaid principal of these debentures at the rate of 8% per year from the date of the debenture until paid. The convertible debenture were due on various dates during the year unless converted into common stock, at the option of the Company. As of December 31, 2005, the Company owed $515,000 on these convertible debentures.

NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT)

         COMMON STOCK

         As of December 31, 2005 and 2004, the Company has 25,000,000 shares of common stock authorized at $0.001 par value and 476,880 and 409,572 issued and outstanding, respectively. The Company has retroactively restated its shares to account for the 100:1 stock split effective with the reverse merger with Webb Mortgage Depot, Inc.

         The following details the stock transactions for the year ended December 31, 2004:

         In November 2002, the Company issued 2,550,000 shares to one of its founders. In September of 2004, 2,550,000 of these shares were cancelled by the Company. The Company has retroactively reflected the cancellation of these shares back to 2002.

         The Company issued 916,916 shares of par value $.001 stock valued at $1.00 per share for cash for a total value of $916,916.

         The following details the stock transactions for the year ended December 31, 2005:

         The Company issued 1,066,300 shares of par value $.001 stock valued at $1.00 per share for cash for a total value of $1,066,300.

         The Company issued 100,000 shares of par value $.001 stock valued at $1.00 per share as compensation to one of its employees for a total value of $100,000.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
             (FORMERLY WEBB MORTGAGE DEPOT, INC., AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 9 - PROVISION FOR INCOME TAXES

         The Company accounts for income taxes using the liability method. At December 31, 2005 and 2004 deferred tax assets consist of the following:

                                         2005         2004
                                     ---------    ---------

         Deferred tax asset          $ 886,500    $ 242,100

         Less: valuation allowance    (886,500)    (242,100)
                                     ---------    ---------

         Net deferred tax assets     $      --    $      --
                                     =========    =========

         At December 31, 2005, the Company had accumulated deficits approximating $2,955,000, available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in the future period.

NOTE 10- OPERATING LEASES

         The Company leases office space under a sixty-three month lease commencing January 1, 2005 with a renewal option for a five-year period. The lease did not take effect until March 2005 due to delays in construction. Monthly payments under the current lease are $7,311. According to the lease, the rent will increase by 3% each year. The Company is required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.

         The following is a schedule by years of future minimum rental payments required under operating lease that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2005:

         For the years ending
         December 31,

                  2006                                     91,715
                  2007                                     94,468
                  2008                                     97,269
                  2009                                    100,193
                                                     ------------

         Total minimum payments required             $    383,645
                                                     =============

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
             (FORMERLY WEBB MORTGAGE DEPOT, INC., AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 11 -GOING CONCERN

         The accompanying consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has sustained operating losses and deficits, and a new business to sustain its operations. These items raise substantial doubt about the Company's ability to continue as a going concern.

         In view of these matters, realization of the assets of the Company is dependent upon the Company's ability to meet its financial requirements and the success of future operations. These consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's continued existence is dependent upon its ability to generate sufficient cash flows from equity financing and product revenues.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         On January 24, 2006 Webb & Company, P.A. ("Webb") was dismissed as independent registered public accounting firm for Medical Connections effective immediately.

         On January 24, 2006 the Company's Board of Directors approved the engagement of Bagell, Josephs, Levine & Co. ("BJL") as the Company's independent registered public accounting firm. BJL was the independent registered public accounting firm for Medical Connections, Inc., a Florida corporation which was acquired by Medical Connections Holdings, Inc. pursuant to an acquisition that was treated as a reverse merger.

         The report issued by Webb in connection with the audit of Medical Connections Holdings, Inc, for the years ended December 31, 2004 and 2003 did not contain an adverse opinion or a disclaimer of opinion, nor was either such report qualified or modified as to uncertainty, audit scope, or accounting principles, except that Webb's report for the years ended December 31, 2004 and 2003 included an explanatory paragraph where in they expressed substantial doubt about the registrants ability to continue as a going concern. There have been no disagreements with Webb on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Webb, would have caused Webb to make a reference to the subject matter of such disagreement in connection with its audited report or interim financial statements for the periods ended September 30, 2005 and through January 24, 2006.

Item 8A. Control and Procedures

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2005, the end of the period covered by this Annual Report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The name, age, position and date of appointment of the Company's directors and executive officers are as follows:

     Name                     Age      Position(s)                Appointed
------------------------------------------------------------------------------

Joseph Azzata                 45    CEO/DIRECTOR                December 2005

Anthony Nicolosi              35    PRESIDENT/DIRECTOR          December 2005

Daniel L. Cammarano, III      44    CHIEF FINANCIAL OFFICER     December 2005

         JOSEPH J. AZZATA, (45 ) Chief Executive Officer/Director. For nearly ten years, Mr. Azzata has been in the investment banking and brokerage industry, and in 1998 co-founded the firm of Emerson Bennett & Associates, Inc., of Fort Lauderdale, Florida, serving as COO. Emerson Bennett was later acquired by Cardinal Capital Management, Inc. where he continued to work until devoting all of his time to the operations of Medical Connections. As a founding member and CEO of Medical Connections, Mr. Azzata's responsibilities include raising capital, developing new client contacts, as well as developing new office locations, and structuring joint ventures with other staffing companies. Chief among Mr. Azzata's many tasks will be to forge strategic alliances with larger healthcare staffing organizations that may be interested in eventually acquiring Medical Connections.

         On November 30, 2005 Mr. Azzata entered into a Letter of Acceptance, Waiver and Consent ("AWC") with the NASD. Without admitting or denying the allegations or findings and solely for the purpose of the proceeding with the NASD, prior to a hearing and without an adjudication of any issue of law or fact, Mr. Azzata agreed to the entry of findings that from about December 2002 through about July 2003, while a registered representative at NASD member Cardinal Capital Management, Inc., and under the supervision of Cardinal Capital Management, Mr. Azzata engaged in the unregistered offer and sale of 468,439 shares of CC.Net in violation of Section 5 of the Securities Act of 1933. In addition, Mr. Azzata failed to appear to give testimony as requested. Mr. Azzata consented to the imposition, as a sanction, of a bar from association with any NASD member in all capacities.

         ANTHONY J. NICOLOSI, (35) President /Director. With more than 12 years experience in investment banking and brokerage, Mr. Nicolosi previously served as president and CEO of Capital Market Partners, Inc. in Pompano Beach, Florida. Mr. Nicolosi also served as a Financial Executive with Citicorp Investment Services of Dania Beach, Florida. Mr. Nicolosi is responsible for raising capital, developing clients and new locations for the Company, researching and effecting strategic acquisitions of other small staffing companies, assisting with international job fairs, supervising the operations of the Florida office and assuming responsibility for day-to-day operations including the execution of all policy objectives within budgetary guidelines. Mr. Nicolosi attended Southern Connecticut State University for two years and Florida Atlantic University for two years.

         In June 2001, Mr. Nicolosi, submitted a Letter of Acceptance, Waiver and Consent ("AWC") with the NASD. Without admitting or denying the allegations or findings and solely for the purpose of the proceeding with the NASD, prior to a hearing and without an adjudication of any issue of law or fact, Mr. Nicolosi consented to the described sanction and to the entry of findings that he used high-pressure sales tactics and knowingly made to customers numerous baseless predictions of substantial price increases and material misrepresentations of fact in connection with his solicitation of orders to purchase low-priced speculative securities and other securities.

         DANIEL L. CAMMARANO, III, (44) CFO: Mr. Cammarano has extensive background in the banking field. Before joining Medical Connections, Inc. in February 2005, he worked from September 2003 through February 2005 with Southtrust/Wachovia. Prior thereto, from February 1996 he worked with Citibank, FSB. In both of these positions, he worked as a senior financial advisor. Prior to joining, Citibank, Mr. Cammarano worked as a financial advisor for several several public companies.

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

Code of Ethics

         The Company has recently adopted a Code of Ethics that meets the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Joseph Azzata our chief executive officer at our corporate headquarters located at 2300 Glades Road, Suite 202E Boca Raton, Florida. 33431.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         We have no equity securities registered under Section 12(g) of the Securities Exchange Act of 1934, and accordingly, our officers, directors and principal stockholders are not required to file reports under Section 16(a) of the Exchange Act. Nonetheless, both Mr. Azzata and Mr. Nicolosi have filed the required reports as if the Company were subject to the reporting requirements of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table discloses compensation paid during the fiscal year ended December 31, 2005 to (i) the Company's Chief Executive Officer, and (ii) individual(s) who were the only executive officers, other than the Chief Executive Officer, serving as executive officers at the end of 2003 whose total salary and bonus exceeded $100,000 (the "Named Executive Officers"). No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.





    NAME AND                          SALARY            BONUS          STOCK
    POSITION            YEAR           ($)            ($) AWARD       DIVIDEND
------------------      ----        --------          ---------      ---------
Byron J. Webb           2005         100,000          $      0       $      0
Former                  2004          75,000(1)              0              0
CEO/CFO                 2003          75,000                 0              0


Joseph Azzata           2005         108,000            85,000(3)
CEO                     2004          64,800                -0-            -0-
                        2003             -0-                -0-            -0-
Anthony Nicolosi        2005         108,000(2)         85,000             -0-
President               2004          90,000(2)             -0-            -0-
                        2003             -0-                -0-
-0-
Daniel L.
Cammarano, III          2005       $  80,000                -0-            -0-
CFO                     2004          68,000                -0-            -0-
                        2003             -0-                -0-            -0-

------------

(1) The spouse of Mr. Webb was paid a consulting fee of $80,000 in 2005, $ 57,730 during the fiscal year ended December 31, 2004 and $45,015 during the fiscal year ended December 31, 2004.

(2) Payments to Mr. Nicolosi includes payments made to his management company, AJP Capital Corp.

(3) Before our acquisition of Medical Connections, Inc., Joseph Azzata and Anthony Nicolosi, the founders of Medical Connections, Inc. received a salary of $108,000 per year. They were also paid a quarterly bonus of $25,000 during the first three quarters of the year and bonus of $10,000 for the fourth quarter of 2005. During 2006, both Mr. Azzata and Mr. Nicolosi will receive a base salary of $200,000 per year.

Bonuses and Deferred Compensation

         We do not have any bonus, deferred compensation, stock option or retirement plan. Such plans may be adopted by us at such time as deemed reasonable by our board of directors. We do not have a compensation committee, all decisions regarding compensation are determined by our board of directors. The quarterly founder's share bonuses were paid to Mr. Azzata and Mr. Nicolosi as the founders of Medical Connections, Inc. There will be no further founder share bonuses as a result of the acquisition of Medical Connections, Inc.

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

STOCK OPTIONS GRANTED IN LAST FISCAL YEAR

         During the fiscal years ended December 31, 2005 and 2004, we did not grant any options to any of our officers or directors. During fiscal 2005 and 2004 , none of our officers nor directors exercised any options.

EMPLOYMENT AGREEMENTS

         Our current officers and directors, Anthony Nicolosi, Joseph Azzata and Daniel Cammarano are all employed pursuant to oral agreements with the Company. We intend to memorialize these agreements and once fully executed, file these agreements with the Securities and Exchange Commission. Currently, both Mr. Nicolosi and Mr. Azzata receive an annual salary of $200,000. Mr. Cammarano receives an annual compensation of $84,000.

         In addition to the annual compensation our officers receive health insurance coverage.

         Byron Webb our former president was paid $20,000 and his wife was paid $80,000 during 2005. Following the acquisition of Medical Connections, Inc. Mr. Webb will be paid on a commission only basis and in furtherance thereof, we have agreed to pay him 95% of all commission revenue he generates from the operation of the mortgage brokerage business. Mr. Webb will be responsible for all costs which he incurs in furtherance of any commission revenues.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of March 24, 2006 with respect to the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each director and Named Executive Officer, and
(iii) by all executive officers and directors as a group.

                                                 COMMON STOCK

                                     Shares Beneficially   Percentage of Shares
     Name and Address                      Owned              Outstanding
     ----------------                                      -------------------
Joseph Azzata                            164,475(1)            32.13%(2)
2300 Glades Road, Suite 202E
Boca Raton, FL 33431

Anthony Nicolosi                         164,475(1)            32.13%(2)
2300 Glades Road, Suite 202 E
Boca Raton, FL  33431


Daniel L. Cammarano, III                     -0-
2300 Glades Road, Suite 202 E
Boca Raton, FL  33431

================================================================================

All executive officers and
Directors as a group (3 people)          328,950               64.26%

         The foregoing is based on 511,880 shares issued and outstanding.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party during the past two years, or in any proposed transaction to which the Company is proposed to be a party:

     (A)  any director or officer;

     (B)  any proposed nominee for election as a director;

     (C) any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

     (D) any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

         The Company's real estate located in North Carolina is collateral for a loan issued on that property held by a bank to our former president, Byron J. Webb, who personally guarantees all amounts due under the terms of the note. The loan was originally made as part of the funding to construct the property in the name of the Company's president.

         The Company entered into an employment agreement with our president, Byron J Webb, which calls for payment to Mr. Webb of $75,000 per year. This agreement has terminated and Mr. Webb has agreed to work in our mortgage business on a commission basis where he is paid a commission of 95%. We have also entered into oral employment agreements with our current executive officers Anthony Nicolosi, Joseph Azzata and Daniel Cammarano, III which provide for annual compensation of $200,000, $200,000 and $84,000 respectively.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

         A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b) Reports on Form 8-K

         During the forth quarter of 2005, the Company filed a report on Form 8-k on December 29, 2005 reporting on the completion of the acquisition of all of the issued and outstanding shares of common stock of Medical Connections, Inc.

ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES

         AUDIT FEES. The aggregate fees billed for professional services rendered was $24,000 and $9,000 for the audit of our annual financial statements for the fiscal years ended December 31, 2005 and 2004, respectively, and the reviews of the financial statements included in our Forms 10-QSB for those fiscal years.

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

         ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended December 31, 2005 and 2004.

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

         The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2005 with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2005, for filing with the Securities and Exchange Commission.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MEDICAL CONNECTIONS HOLDINGS, INC.


Date: March 30, 2006


                                              By: /s/ Joseph Azzata
                                                  ------------------------------
                                                  Joseph Azzata,
                                                  CEO and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Joseph Azzata                                   Date: March 30,  2006
    ----------------------------
    Joseph Azzata
    CEO/ Director


/s/  Anthony Nicolosi                                   Date: March 30, 2006
-------------------------------
    Anthony Niciolosi
    President/Director

/s/  Daniel L. Cammarano, III                           Date:  March 30, 2006
-------------------------------
Daniel L.  Cammarano, III

                               INDEX TO EXHIBITS

Exhibit
Number          Name and/or Identification of Exhibit
--------        --------------------------------------
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

3.6 Amendment to the Articles of Incorporation filed with the Florida Secretary of State (incorporated by reference to Form 8-k filed on December 29, 2005.

10.1 Share for Share Exchange Agreement between the Company and Medical Connections, Inc. filed as an exhibit on Schedule A to the Company's Definitive Proxy statement filed with the Securities and Exchange Commission on October 7, 2005.

31.1*           Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2* Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2* Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------
*    Filed Herewith