Form 10QSB
period 2006-03-31
MEDICAL CONNECTIONS HOLDINGS, INC.
filed 2006-05-15
CIK 1140303

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 _______________

                                   FORM 10-QSB
                                 _______________

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________


                          Commission File No. 333-72376

                                _______________

                       MEDICAL CONNECTIONS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)
                                _______________

           Florida                                             65-0920373
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

2300 Glades Road Suite 202 E                                     33431
Boca Raton, Florida
---------------------------------------                        ----------
(Address of principal executive office)                        (Zip Code)

Registrant's telephone number, including area code:          (561) 353-1110


              ----------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report.




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

Yes [ ]     No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date:

      542,341 shares of Common Stock, $.001 par value as of April 24, 2006

================================================================================

                                      INDEX


                                                                           PAGE
                                                                           ----
PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Balance Sheet as at March 31, 2006 (unaudited)         1

         Consolidated Statement of Operations for the Three Months
             Ended March 31, 2006 and March 31, 2005 (unaudited)             2

         Consolidated Statements of Cash Flows for the Three Months
             Ended March 31, 2006 and March 31, 2005 (unaudited)            3-4

         Notes to Condensed Consolidated  Financial Statements               5
             as of March 31, 2006 (unaudited)

Item 2   Management's Discussion and Analysis or Plan of Operations          16

Item 3   Controls and Procedures                                             19

Exhibits

                          PART II. - OTHER INFORMATION

Item 1   Legal Proceedings                                                   20

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds         20

Item 3   Defaults upon senior securities                                     20

Item 4   Submission of matters to a vote of security holders                 20

Item 5   Other information                                                   21

Item 6   Exhibits and reports on Form 8-K                                    21

                        PART I. - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
             (FORMERLY WEBB MORTGAGE DEPOT, INC., AND SUBSIDIARES)
                CONDENSED CONSOLIDATED BALNCE SHEET - UNAUDITED
                                 MARCH 31, 2006


                                     ASSETS

CURRENT ASSETS
    Cash                                                          $   120,852
    Accounts receivable, net                                          156,155
                                                                  -----------
         TOTAL CURRENT ASSETS                                         277,007
                                                                  -----------

PROPERTY AND EQUIPMENT
    Property and equipment                                            807,913
    Less: accumulated depreciation                                    (33,132)
                                                                  -----------
         NET PROPERTY AND EQUIPMENT                                   774,781
                                                                  -----------

OTHER ASSETS
    Security deposit                                                   33,713
                                                                  -----------

TOTAL ASSETS                                                      $ 1,085,501
                                                                  ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Line of credit                                                 $    48,000
   Convertible debentures                                             770,000
   Promissory note                                                     16,983
   Liability for stock to be issued                                   843,305
   Accounts payable and accrued expenses                               55,800
                                                                  -----------
          TOTAL CURRENT LIABILITIES                                 1,734,088
                                                                  -----------

LONG-TERM LIABILITIES
   Mortgage payable                                                   459,000
                                                                  -----------

          TOTAL LIABILITIES                                         2,193,088
                                                                  -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.001 par value, 25,000,000 shares authorized,
     511,880 shares issued and outstanding at March 31, 2006              512
   Additional paid-in capital                                       2,663,136
   Subscription receivable                                             (6,000)
   Accumulated deficit                                             (3,765,235)
                                                                  -----------

          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                     (1,107,587)
                                                                  -----------

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY (DEFICIT)             $ 1,085,501
                                                                  ===========


              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
             (FORMERLY WEBB MORTGAGE DEPOT, INC., AND SUBSIDIARES)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


                                                        2006           2005
                                                    -----------    -----------

REVENUES                                            $   243,739    $    89,600
                                                    -----------    -----------

OPERATING EXPENSES
   Advertising and marketing                             44,343          2,268
   Administrative - other                                92,894         40,782
   Contract labor                                       104,090        119,375
   Compensation and consulting                          265,000         50,000
   Outside services                                      10,832        114,475
   Payroll                                              320,199         24,378
   Payroll taxes                                         43,664          2,521
   Professional fees                                     60,271         28,420
   Rent                                                  24,424          9,161
   Telephone                                             17,938          3,607
   Travel and entertainment                              21,620          5,670
   Placement fee                                             --         19,800
   Depreciation                                          11,000          3,998
                                                    -----------    -----------
          TOTAL OPERATING EXPENSES                    1,016,275        424,455
                                                    -----------    -----------

   NET (LOSS) BEFORE OTHER INCOME (EXPENSE)            (772,536)      (334,855)
                                                    -----------    -----------

   OTHER INCOME (EXPENSE)
         Interest income                                    118             --
         Interest expense                               (41,506)            --
         Rental income                                    3,600             --
                                                    -----------    -----------
          TOTAL OTHER INCOME/(EXPENSE)                  (37,788)            --

   NET (LOSS) BEFORE PROVISION FOR INCOME TAXES        (810,324)      (334,855)
         Provision for income taxes                          --             --
                                                    -----------    -----------

NET (LOSS) APPLICABLE TO
   COMMON SHARES                                    $  (810,324)   $  (334,855)
                                                    ===========    ===========

BASIC AND DILUTED LOSS
   PER SHARE                                        $     (1.66)   $     (4.66)
                                                    ===========    ===========

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES                                     488,546         71,924
                                                    ===========    ===========

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
             (FORMERLY WEBB MORTGAGE DEPOT, INC., AND SUBSIDIARES)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


                                                          2006         2005
                                                       ---------    ---------

CASH FLOW FROM OPERATING ACTIVITIES
   Net (loss)                                          $(810,324)   $(334,855)

ADJUSTMENTS TO RECONCILE NET (LOSS) TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Depreciation                                          11,000        3,998
    Common stock issued for compensation                 245,000           --
CHANGES IN ASSETS AND LIABILITIES
   (Increase) in accounts receivable                     (10,399)     (53,300)
   Decrease (increase) in security deposit                  (500)       7,041
   Increase in accounts payable and accrued expenses      25,800           --
                                                       ---------    ---------

          TOTAL ADJUSTMENTS                              270,901      (42,261)

          NET CASH (USED IN) OPERATING ACTIVITIES       (539,423)    (377,116)
                                                       ---------    ---------

CASH FLOW FROM INVESTING ACTIVITIES
   Acquisition of equipment                               (6,438)     (76,294)
                                                       ---------    ---------
        NET CASH (USED IN) INVESTING ACTIVITIES           (6,438)     (76,294)
                                                       ---------    ---------

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                     --      512,000
   Increase in mortgage payable                            9,000           --
   Payment on promissory note                             (6,129)          --
   Increase in convertible debentures                    255,000           --
   Liability for stock to be issued                      301,185       99,118
                                                       ---------    ---------

          NET CASH PROVIDED BY FINANCING ACTIVITIES      559,056      611,118
                                                       ---------    ---------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                            13,195      157,708

CASH AND CASH EQUIVALENTS
    -BEGINNING OF PERIOD                                 107,657      315,906
                                                       ---------    ---------

CASH AND CASH EQUIVALENTS
    - END OF PERIOD                                    $ 120,852    $ 473,614
                                                       =========    =========


              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC., AND SUBSIDIARES)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                  (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


                                                          2006         2005
                                                       ---------    ---------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

     Cash paid during the period for:
          Interest                                     $  21,506    $      --
                                                       =========    =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INFORMATION:

Common stock issued for compensation                   $ 245,000    $      --
                                                       =========    =========






















              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                             MARCH 31, 2006 AND 2005


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

         The condensed consolidated unaudited interim financial statements included herein have been prepared by Medical Connections Holdings, Inc. and Subsidiaries (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. For further information, these financial statements and related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005 and the accompanying notes thereto. Certain information and footnote disclosures normally included in financial statement prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make information presented not misleading. The result of the three months ended March 31, 2006 and 2005 may not be indicative of the results for the entire year.

         These condensed consolidated unaudited financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained herein.

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

         Webb Mortgage Depot, Inc., was incorporated in the State of Florida on May 11, 1999 to implement a corporate reorganization. On February 4, 2000, effective March 31, 2000, Depot acquired Webb Mortgage Corp., and Webb Mortgages Services Corporation.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                             MARCH 31, 2006 AND 2005


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

         Webb Mortgage Corp., was incorporated in the State of Florida on June 19, 1992 and operated as a mortgage broker. The Company holds a mortgage brokerage license in the State of Florida, North Carolina, New York and California.

         Webb Mortgage Services Corporation was incorporated in the State of Florida on February 25, 1998 and also operated as a mortgage brokerage. Webb Mortgage Services Corporation held a correspondent mortgage lender license in the State of Florida, which had not been renewed as of December 31, 2001.

         On December 27, 2005, a Share for Share Agreement (the "Agreement"), between the Company and Webb Mortgage Depot, Inc., closed. Pursuant to the Agreement Webb Mortgage had acquired all of the issued and outstanding shares of common stock of the Company and the Company shareholders were issued, following a 100:1 reverse split of Webb Mortgage's common stock, up to 444,600 shares of Webb Mortgage Depot, Inc., so that immediately following the closing, the former shareholders of the Company would own approximately 95.0% of Webb Mortgage's issued and outstanding common stock. Concurrent with the closing, Webb Mortgage's former President, was required to tender 1,831,000 pre-split shares of Webb Mortgage Depot, Inc's., common stock to Webb Mortgage for redemption. These shares have been tendered and returned to Webb Mortgage Depot, Inc., and the Company tendered the required payment of $200,000 for the shares. The transaction was accounted for using the principles of purchase accounting, and the historical records going forward will be those of Medical Connections Holdings, Inc.

         The new public entity "Medical Connections Holdings, Inc." has emerged as the parent company of Medical Connections, Inc. along with a newly formed entity called Omega Capital Solutions, Inc., which will replace the Webb Mortgage Depot, Inc. brand. As of March 31, 2006, the subsidiaries are inactive.

         The newly formed Medical Connections Holdings, Inc. trades on the NASDAQ OTC B/B as a fully reporting company under the ticker symbol MCTH.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                             MARCH 31, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The condensed consolidated balance sheet for March 31, 2006 and condensed consolidated statements of operations and cash flows for the three months ended March 31, 2006 and 2005 includes Medical Connections Holdings, Inc., and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

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

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is determined to reduce the Company's receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Historically, the Company has not incurred any significant credit related losses. Management has determined that no allowance is necessary at March 31, 2006.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                             MARCH 31, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         EQUIPMENT

         Equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, three to five years. Reviews are regularly performed to determine whether facts and circumstances exist that indicate carrying amount of assets may not be recoverable or the useful life is shorter than originally estimated. The Company assesses the recoverability of its equipment by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

         If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives. When equipment is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations.

         ADVERTISING

         The Company's policy is to expense the costs of advertising and marketing as they are incurred. Advertising expense for the three months ended March 31, 2006 and 2005 was $44,343 and $2,268, respectively.

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

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                             MARCH 31, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                             MARCH 31, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         STOCK-BASED COMPENSATION (CONTINUED)

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

         EARNINGS (LOSS) PER SHARE OF COMMON STOCK

         Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented

         The following is a reconciliation of the computation for basic and diluted EPS:

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                             MARCH 31, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         EARNINGS (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)

                                                        2006         2005
                                                     ---------    ---------

         Net income (loss)                           $(810,324)   $(334,855)
                                                     ---------    ---------

         Weighted average common shares
           outstanding (Basic)                         488,546       71,924

         Weighted average common stock equivalents
             Stock options                                  --           --
             Warrants                                       --           --
                                                     ---------    ---------

         Weighted average common shares
           outstanding (Diluted)                       488,546       71,924
                                                     =========    =========


         There are no common stock equivalents outstanding for the periods.

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

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                             MARCH 31, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECLASSIFICATIONS

         Certain amounts at March 31, 2005 were reclassified to conform to the 2006 presentation. These reclassifications had no effect on net loss for the periods presented.

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

NOTE 3-  PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at March 31, 2006:

                                                 2006
                                              ---------

         Property and equipment               $ 807,913
         Less:  accumulated depreciation        (33,132)
                                              ---------

         Net book value                       $ 774,781
                                              =========


         Depreciation expense for the three months ended March 31, 2006 was $11,000.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                             MARCH 31, 2006 AND 2005


NOTE 4 - LINE OF CREDIT

         The Company acquired through the reverse merger with Webb Mortgage Depot, Inc., a $50,000 line of credit with a bank. The line of credit bears interest at 10.50% as of March 31, 2006. The loan is due on demand and is secured by the assets of the Company with a guarantee by the President of the Company. As of March 31, 2006 the amount outstanding, including accrued interest was $48,000.

NOTE 5-  MORTGAGE PAYABLE

         The Company, through its reverse merger with Webb Mortgage Depot, Inc., acquired a house and its corresponding mortgage payable. The house is secured by a home equity line of credit. The revolving line of credit is open ended with interest only payments made monthly. The term is set for fifteen years and the calculated monthly payments are based on prime plus 2.0%. At the end of the term a balloon payment will be due. As of March 31, 2006 the balance due is $459,000.

NOTE 6-  LIABILITY FOR STOCK TO BE ISSUED

         As of March 31, 2006, the Company has recorded $843,305 for the purchase of its common stock. Upon the issuance of the common stock the liability will be removed. The Company believes that the stock will be issued in the second quarter of 2006.

NOTE 7 - CONVERTIBLE DEBENTURES

         Medical Connections Holdings, Inc., and subsidiaries, during the year ended December 31, 2005, issued six convertible debentures, and during the three months ended March 31, 2006 issued an additional three convertible debentures, whereas Medical Connections, Inc., and subsidiaries, would receive $770,000, with a promise to pay to the principal sum of $770,000 together with interest on the unpaid principal of these debentures at the rate of 8% per year from the date of the debenture until paid. The convertible debenture were due on various dates during the year unless converted into common stock, at the option of the Company. As of March 31, 2006, the Company owed $770,000 on these convertible debentures.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                             MARCH 31, 2006 AND 2005


NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT)

         COMMON STOCK

         As of March 31, 2006, the Company has 25,000,000 shares of common stock authorized at $0.001 par value and 511,880 issued and outstanding.

         The following details the stock transactions for the three months ended March 31, 2006:

         The Company issued 35,000 shares in March 2006 to consultants at fair market value ($7) per share for a total cost of $245,000.

NOTE 9 - PROVISION FOR INCOME TAXES

         The Company accounts for income taxes using the liability method. At March 31, 2006 deferred tax assets consist of the following:

                                            2006
                                        -----------

         Deferred tax asset             $ 1,129,571

         Less: valuation allowance       (1,129,571)
                                        -----------

         Net deferred tax assets        $        --
                                        ===========


         At March 31, 2006, the Company had accumulated deficits approximating $3,765,235, available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in the future period.


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

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                             MARCH 31, 2006 AND 2005


NOTE 10- OPERATING LEASES (CONTINUED)

         The following is a schedule by years of future minimum rental payments required under operating lease that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2006:

         For the periods ending
         March 31,                                    Estimated
                                                    ------------

                  2006                                    91,715
                  2007                                    94,468
                  2008                                    97,269
                  2009                                   100,193
                                                    ------------

         Total minimum payments required                $383,645
                                                    ============


NOTE 11 - GOING CONCERN

         The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has sustained operating losses, and has little recurring revenues to sustain its operations. The revenue stream is not sufficient to fund expenses at this time. These items raise substantial doubt about the Company's ability to continue as a going concern.

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

Background

         Our primary focus is the expanding field of medical and health care recruitment services. We operate this business through our wholly owned subsidiary, Medical Connections, Inc. We are also engaged in the mortgage brokerage business and intend to conduct this business through our newly formed subsidiary Omega Capital Solutions, Inc. ("Omega").

         We acquired all of the issued and outstanding shares of common stock of Medical Connections, Inc. on December 27, 2005 and for accounting purposes, we treated the acquisition as a reverse merger. As such, the comparative financial statements set forth herein reflect the operations of Medical Connections Inc. for the comparable period and not that of our prior mortgage operations.

About Medical Connections:

         Medical Connections Inc. is a national provider for medical and healthcare recruitment and staffing services. The Company was formed in November 2002 to satisfy the increasing need for qualified healthcare professionals. The Company's business is to identify, select and place executive nurses, allied health specialists, pharmacists, physicians and hospital management executives. The Company provides recruiting and staffing services for permanent and temporary positions, with an option for the clients and candidates to decide the best formula for working together. Following the changing dynamics of the healthcare recruiting market, Medical Connections has shifted its niche to emphasize the recruiting of allied health specialists.

About  Omega:

         Omega has not yet been licensed as a mortgage broker. Omega has submitted applications in several states. Our mortgage brokerage activities will have limited activities until Omega becomes fully licensed. Once Omega becomes licensed, Omega will intend to originate mortgage loans that are funded by third parties. These services will be provided both as an on-line application service and at walk-in locations.

COMPARISON OF OPERATING RESULTS FOR THE QUARTER ENDED MARCH 31, 2006 TO THE QUARTER ENDED MARCH 31, 2005

Revenues

            For the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, we generated revenue of $243,739 as compared to $89,600. The significant increase in revenues reflects the growth of our business as we increased the number of contract facilities and professionals seeking to utilize our services.

Operating Expenses

            Our total operating expenses were $1,016,275 as compared to $424,455. The significant increase in operating expenses is attributable to costs and expenses we have incurred in financing our growth. Advertising expense increased from $2,268 to $44,343, contract labor increased from $40,782 to $92,894, compensation and consulting fees increased from $50,000 to $265,000 while our payroll increased from $24,378 to $320,199. The significant increase in consulting fees is primarily attributable to stock based compensation totaling $245,000 which we paid to consultants.

Net Income(loss)

            We had a net operating loss for the three months ended March 31, 2006 of $772,536 as compared to a net operating loss of $334,855 for the three months ended March 31, 2005. We had a net loss of $810,324 as compared to $334,855.

            The decline in our net loss per share from $4.66 to $1.66 is solely attributable to the increased number of shares of common stock which are currently issued and outstanding as a result of the share for share exchange agreement.

Liquidity and Capital Resources

            We use available finances to fund ongoing operations. Funds will be used for general and administrative expenses, website maintenance and development and marketing. We do not have sufficient funds available to meet our current liabilities.

Assets and Liabilities

            As of March 31, 2006 we have current assets totaling $277,007 consisting of $120,852 in cash and $156,155 in accounts receivable (net of doubtful accounts). We have property and equipment totaling $807,913 less accumulated depreciation of $33,132. Of the $807,913 in property and equipment, $647,432 reflects the book value of a property in North Carolina. We currently rent this property on an annual basis. We have $1,085,501 in total assets.


            We have $1,734,088 in current liabilities. We are obligated to issue $843,305 worth of our common stock. In connection therewith we will be issuing approximately $843,305 shares of our common stock. The liability arose out of a private placement of the Company's common stock. We also secured $770,000 from the sale of our convertible debentures. We are obligated to repay the principal sum of the convertible debenture together with interest at the rate of 6.75% per annum. We have a line of credit of $48,000 and accounts payable and accrued expenses of $55,800.

            We have a working capital deficit of $1,457,081. This raises substantial doubt of our ability to continue as a going concern. We will require additional financing. We have been meeting with several potential lending and investment sources. However, there can be no assurance that we will be successful in securing any type of additional financing.

CRITICAL ACCOUNTING POLICIES

         Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission (the "SEC"), encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The Company's consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

         Use of Estimates - Management's discussion and analysis or plan of operation is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and long-lived assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We review the carrying value of property and equipment for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

         Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), "Share-Based Payment," under the modified prospective method. SFAS No. 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, we are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS No. 123, as amended by SFAS No. 148, will continue to be required under SFAS No. 123(R) to the extent those amounts differ from those in the Statement of Operations.

SUBSEQUENT EVENTS

         On April 27, 2006 we filed a preliminary information statement with the Securities and Exchange Commission to take certain actions which have been approved by the written consent of the shareholders owning a majority of our issued and outstanding shares of common stock (the "Consent").

The Consent provides that:

         1. Our Certificate of Incorporation will be amended to provide for the issuance of 5 million (5,000,000) shares of Preferred Stock. Our Board of Directors will have the power to, without further shareholder approval to (1) expressly authorized to adopt, from time to time, a resolution, or resolutions providing shares in each such series and to fix the designations and powers, preferences and relative, participating, optional and other qualifications, limitations and restrictions of such shares, of each such series.

         2. We are authorized to issue a total of 1,000,000 shares of Series A preferred Stock. The Series A preferred stock may at any time following December 31, 2006 be exchanged for nineteen (19) shares (the "Conversion Ratio") of the Company's $.001 par value Common Stock. Until such shares of Series A Preferred Shares are exchanged for the Company's Common Shares, each holder of a Series A Preferred Share shall be entitled to one vote per share on all matters which are brought to a vote of the holders of our Common Stock.

         3. We are authorized to issue a total of 1,000,000 shares of Series B preferred Stock. The Series B preferred stock will entitle the holders thereof to ten (10) votes per share on all matters brought to a vote of the holders of our Common Stock. Holders of the Series B Preferred Stock will have no other rights or preferences.

ITEM 3.   CONTROLS AND PROCEDURES.

         As of the end of the period covered by this Report, the Company's chief executive officer and its principal financial officer (the "Certifying Officers"), evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Certifying Officers concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including these officers, to allow timely decisions regarding required disclosure.

            The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

            Our management, including the Certifying Officers, do not expect that our disclosure controls or our internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

         There have been no changes or developments in any legal proceedings which have been filed against the Company. For a complete description of all legal proceedings which are currently pending, you are urged to read our Form 10-KSB which was filed with the Securities and Exchange Commission on March 31, 2006.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the three months ended March 31, 2006 we sold a total of $255,000 of our convertible equity securities. The sales took place on the following dates for the indicated amounts:


January 16, 2006                    $30,000

February 13,  2006                  $125,000


March 15, 2006                      $100,000


         The debentures are for a term of one year and carry interest on the outstanding principal balance at the rate of 6.75% per annum. At our option, the debenture may be converted in whole or in part together with interest into shares of our common stock at the conversion price of $0.75 per share. The issuance of the convertible debentures was exempt from registration under
Section 4(2) of the Securities Act and/or Regulation D.


         We used the proceeds received from the sale of these for general working capital purposes.


         On March 8,2006 the Company issued 20,000 of its common stock for consulting services. The securities were exempt from registration under section 4(2) of the Act.


         We also issued on March 21, 2006 15,000 shares of our common stock pursuant to our 2006 Stock Incentive and Compensation
Plan .


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.


None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


There were no matters submitted during the quarter ended March 31, 2006 to a vote of the Company's securities holders.

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORT ON FORM 8-K

Exhibit No.    Description
-----------    -----------
 4.1           Form of  convertible debenture

31.1           Section 302 Certification of the Principal Executive Officer *

31.2           Section 302 Certification of the Principal Financial Officer *

32.1           Section 906 Certification of Principal Executive Officer *

32.2           Section 906 Certification of Principal Financial and Accounting
               Officer *

------------
*    Filed herewith

                                   SIGNATURES


          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MEDICAL CONNECTIONS HOLDINGS, INC.


Date:  May 15 , 2006


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


By: /s/ Joseph Azzata                                       Date: May 15, 2006
    ------------------------------
    Joseph Azzata
    CEO/ Director


By: /s/ Anthony Nicolosi                                    Date: May 15, 2006
    ------------------------------
    Anthony Niciolosi
    President/Director

By: /s/ Daniel L. Cammarano, III                            Date: May 15, 2006
----------------------------------
Daniel L.  Cammarano, III