Form 10QSB
period 2006-06-30
MEDICAL CONNECTIONS HOLDINGS, INC.
filed 2006-08-14
CIK 1140303

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission File No. 333-72376

                       MEDICAL CONNECTIONS HOLDINGS, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

                Florida                                          65-0920373
                -------                                          ----------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

      2300 Glades Road Suite 202 E
         Boca Raton, Florida                                        33431
         -------------------                                        -----
(Address of principal executive office)                          (Zip Code)

Registrant's telephone number, including area code:           (561) 353-1110

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

     2,278,250 shares of Common Stock, $.001 par value as of August 9, 2006

                                      INDEX

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

         Condensed Consolidated Balance Sheet as at June 30,  2006 (unaudited)

         Condensed Consolidated Statement of Operations for the Six and Three Months Ended June 30, 2006 and
         June 30, 2005 (unaudited)

         Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and
         June 30, 2005 (unaudited)

         Notes to Condensed Consolidated Financial Statements as of June 30, 2006 (unaudited)

Item 2   Management's Discussion and Analysis or Plan of Operations

Item 3   Controls and Procedures

Exhibits

                          PART II. - OTHER INFORMATION

Item 1   Legal Proceedings

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds

Item 3   Defaults upon senior securities

Item 4   Submission of matters to a vote of security holders

Item 5   Other information

Item 6   Exhibits and reports on Form 8-K

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
             (FORMERLY WEBB MORTGAGE DEPOT, INC., AND SUBSIDIARIES)
                CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED
                                 JUNE 30, 2006

                               ASSETS

CURRENT ASSETS
    Cash                                                            $   126,372
    Accounts receivable, net                                            314,422
                                                                    -----------
         Total current assets                                           440,794
                                                                    -----------
PROPERTY AND EQUIPMENT
    Property and equipment                                              810,197
    Less: accumulated depreciation                                      (46,672)
                                                                    -----------
         Net property and equipment                                     763,525
                                                                    -----------
OTHER ASSETS
    Security deposit                                                     34,683
                                                                    -----------

TOTAL ASSETS                                                        $ 1,239,002
                                                                    ===========
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $    84,992
   Loan payable                                                          75,000
   Line of credit                                                        48,000
   Convertible debentures                                               920,000
   Promissory note                                                       10,450
   Liability for stock to be issued                                     717,085
                                                                    -----------
          Total current liabilities                                   1,855,527
                                                                    -----------
LONG-TERM LIABILITIES
   Mortgage payable                                                     459,000
                                                                    -----------
          Total liabilities                                           2,314,527
                                                                    -----------
STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.001 par value;
     5,000,000 shares authorized,
     none issued and outstanding
     at June 30, 2006                                                        --
   Common stock, $.001 par value,
     25,000,000 shares authorized,
     542,080 shares issued and
     outstanding at June 30, 2006                                           542
   Additional paid-in capital                                         3,196,107
   Subscription receivable                                               (6,000)
   Accumulated deficit                                               (4,266,174)
                                                                    -----------
          Total stockholders' equity (deficit)                       (1,075,525)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $ 1,239,002
                                                                    ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
             (FORMERLY WEBB MORTGAGE DEPOT, INC., AND SUBSIDIARIES)
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005

                                              SIX MONTHS ENDED            THREE MONTHS ENDED
                                                 JUNE 30,                      JUNE 30,
                                         --------------------------    --------------------------
                                             2006          2005           2006            2005
                                         -----------    -----------    -----------    -----------
REVENUES                                 $   695,826    $   217,350        452,087    $   127,750
                                         -----------    -----------    -----------    -----------
OPERATING EXPENSES
   Advertising and marketing                  93,820          2,865         49,477            597
   Administrative and other                  124,856        169,050         31,954        128,268
   Contract labor                            166,772        187,065         62,682         67,690
   Compensation and consulting               359,414        100,000         94,414         50,000
   Outside services                           20,962        275,114         10,130        160,639
   Payroll                                   789,859         95,929        469,667         71,551
   Payroll taxes                             124,330          9,786         80,666          7,265
   Professional fees                          68,768         63,985          8,497         35,565
   Rent                                       67,256         26,082         42,832         16,921
   Telephone                                  38,948         12,872         21,011          9,265
   Travel and entertainment                   51,629         15,111         30,009          9,441
   Placement fee                                  --         19,800             --             --
   Depreciation                               24,540          7,724         13,540          3,726
                                         -----------    -----------    -----------    -----------
          Total operating expenses         1,931,154        985,383        914,879        560,928
                                         -----------    -----------    -----------    -----------
   NET (LOSS) BEFORE OTHER INCOME         (1,235,328)      (768,033)      (462,792)      (433,178)
                                         -----------    -----------    -----------    -----------
   OTHER INCOME (EXPENSE)
         Interest income                         257             --            139
         Interest expense                    (83,392)            --        (41,886)
         Rental income                         7,200             --          3,600             --
                                         -----------    -----------    -----------    -----------
          Total other income/(expense)       (75,935)            --        (38,147)            --

   NET (LOSS) BEFORE
   PROVISION FOR INCOME TAXES             (1,311,263)      (768,033)      (500,939)      (433,178)
         Provision for income taxes               --             --             --             --
                                         -----------    -----------    -----------    -----------
NET (LOSS) APPLICABLE TO
   COMMON SHARES                         $(1,311,263)   $  (768,033)   $  (500,939)   $  (433,178)
                                         ===========    ===========    ===========    ===========
BASIC AND DILUTED LOSS
   PER SHARE                             $     (2.56)   $    (10.21)   $     (0.93)   $     (5.52)
                                         ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES                          511,753         75,239        537,013         78,517
                                         ===========    ===========    ===========    ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
             (FORMERLY WEBB MORTGAGE DEPOT, INC., AND SUBSIDIARIES)
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                                           2006           2005
                                                       -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES
   Net (loss)                                          $(1,311,263)   $  (768,033)

Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
    Depreciation                                            24,540          7,724
    Common stock issued for compensation                   245,000             --
Changes in assets and liabilities
   (Increase) in accounts receivable                      (168,666)      (133,500)
   Decrease (increase) in security deposit                  (1,470)         7,041
   Increase in accounts payable and accrued expenses        54,993             --
                                                       -----------    -----------

          Total adjustments                                154,397       (118,735)

          Net cash (used in) operating activities       (1,156,866)      (886,768)
                                                       -----------    -----------
CASH FLOW FROM INVESTING ACTIVITIES
   Acquisition of equipment                                 (8,722)      (129,471)
                                                       -----------    -----------
        Net cash (used in) investing activities             (8,722)      (129,471)
                                                       -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                    1,000        877,500
   Increase in mortgage payable                              9,000             --
   Payment on promissory note                              (12,662)            --
   Proceeds from convertible debentures                    405,000             --
   Proceeds from loan payable                               75,000             --
   Liability for stock to be issued                        706,965        391,405
                                                       -----------    -----------

          Net cash provided by financing activities      1,184,303      1,268,905
                                                       -----------    -----------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                              18,715        252,666

CASH AND CASH EQUIVALENTS
    -BEGINNING OF PERIOD                                   107,657        315,906
                                                       -----------    -----------

CASH AND CASH EQUIVALENTS
    - END OF PERIOD                                    $   126,372    $   568,572
                                                       ===========    ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
             (FORMERLY WEBB MORTGAGE DEPOT, INC., AND SUBSIDIARIES) CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                                           2006           2005
                                                       -----------    -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

     Cash paid during the period for:
          Interest                                     $    21,506    $        --
                                                       ===========    ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INFORMATION:

    Common stock issued for liability
      for stock to be issued                           $   532,000    $        --
                                                       ===========    ===========

    Common stock issued for compensation               $   245,000    $        --
                                                       ===========    ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                             JUNE 30, 2006 AND 2005

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

         The condensed consolidated unaudited interim financial statements included herein have been prepared by Medical Connections Holdings, Inc. and Subsidiaries (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. For further information, these financial statements and related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005 and the accompanying notes thereto. Certain information and footnote disclosures normally included in financial statement prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make information presented not misleading. The result of the six months ended June 30, 2006 and 2005 may not be indicative of the results for the entire year.

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

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                             JUNE 30, 2006 AND 2005

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

         On December 27, 2005, a Share for Share Agreement (the "Agreement"), between the Company and Webb Mortgage Depot, Inc., closed. Pursuant to the Agreement Webb Mortgage had acquired all of the issued and outstanding shares of common stock of the Company and the Company shareholders were issued, following a 100:1 reverse split of Webb Mortgage's common stock, up to 473,800 (This agreement was subsequently amended to reflect the proper share amount) shares of Webb Mortgage Depot, Inc., so that immediately following the closing, the former shareholders of the Company would own approximately 95.0% of Webb Mortgage's issued and outstanding common stock. Concurrent with the closing, Webb Mortgage's former President, was required to tender 1,831,000 pre-split shares of Webb Mortgage Depot, Inc's., common stock to Webb Mortgage for redemption. These shares have been tendered and returned to Webb Mortgage Depot, Inc., and the Company tendered the required payment of $200,000 for the shares. The transaction was accounted for using the principles of purchase accounting, and the historical records going forward will be those of Medical Connections Holdings, Inc.

         The newly formed Medical Connections Holdings, Inc. trades on the NASDAQ OTC B/B as a fully reporting company under the ticker symbol MCTH.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                             JUNE 30, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The condensed consolidated balance sheet for June 30, 2006 and condensed consolidated statements of operations and cash flows for the six months ended June 30, 2006 and 2005 includes Medical Connections Holdings, Inc., and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

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

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is determined to reduce the Company's receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Historically, the Company has not incurred any significant credit related losses. Management has determined that no allowance is necessary at June 30, 2006.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                             JUNE 30, 2006 AND 2005

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

         ADVERTISING

         The Company's policy is to expense the costs of advertising and marketing as they are incurred. Advertising expense for the six months ended June 30, 2006 and 2005 was $93,820 and $2,865, respectively.

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

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                             JUNE 30, 2006 AND 2005

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

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                             JUNE 30, 2006 AND 2005

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

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                             JUNE 30, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         EARNINGS (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)

                                                          2006           2005
                                                       -----------    ---------
         Net income (loss)                             $(1,311,263)   $(768,033)
                                                       -----------    ---------
         Weighted average common shares
           outstanding (Basic)                             511,753       75,239

         Weighted average common stock equivalents
           Stock options                                        --           --
           Warrants                                             --           --
                                                       -----------    ---------

         Weighted average common shares
           outstanding (Diluted)                           511,753       75,239
                                                       ===========    =========

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

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                             JUNE 30, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECLASSIFICATIONS

         Certain amounts at June 30, 2005 were reclassified to conform to the 2006 presentation. These reclassifications had no effect on net loss for the periods presented.

         RECENT ACCOUNTING PRONOUNCEMENTS

         SHARE BASED PAYMENTS

         In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), "Share-Based Payment, " FAS 123R replaces FAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the "modified prospective" transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company purports that the implementation of this standard does not have material impact on its financial position, results of operations or cash flows.

NOTE 3-  PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at June 30, 2006:

                                                         2006
                                                       --------
         Property and equipment                        $810,197
                                                       --------
         Less: accumulated depreciation                 (46,672)

         Net book value                                $763,525
                                                       ========

         Depreciation expense for the six months ended June 30, 2006 was $24,540.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                             JUNE 30, 2006 AND 2005


NOTE 4 - LINE OF CREDIT

         The Company acquired through the reverse merger with Webb Mortgage Depot, Inc., a $50,000 line of credit with a bank. The line of credit bears interest at 11.00% as of June 30, 2006. The loan is due on demand and is secured by the assets of the Company with a guarantee by the former President of Webb Mortgage Depot. As of June 30, 2006 the amount outstanding, including accrued interest was $48,000.

NOTE 5-  MORTGAGE PAYABLE

         The Company, through its reverse merger with Webb Mortgage Depot, Inc., acquired a house and its corresponding mortgage payable. The house is secured by a home equity line of credit. The revolving line of credit is open ended with interest only payments made monthly. The term is set for fifteen years and the calculated monthly payments are based on prime plus 2.0%. At the end of the term a balloon payment will be due. As of June 30, 2006 the balance due is $459,000.

NOTE 6-  LIABILITY FOR STOCK TO BE ISSUED

                  As of June 30, 2006, the Company has recorded $717,085 for the purchase of its common stock. Upon the issuance of the common stock the liability will be removed. The Company believes that the stock will be issued in the third quarter of 2006.

NOTE 7 - CONVERTIBLE DEBENTURES

         Medical Connections Holdings, Inc., and subsidiaries, during the year ended December 31, 2005, issued six convertible debentures at a rate of 8%, and during the six months ended June 30, 2006 issued an additional five convertible debentures at 6.75% per year, whereas Medical Connections, Inc., and subsidiaries, would receive $920,000, with a promise to pay the principal sum of $920,000. The convertible debenture were due on various dates during the year unless converted into common stock, at the option of the Company. As of June 30, 2006, the Company owed $920,000 on these convertible debentures, which will be paid in shares of common stock of the Company.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                             JUNE 30, 2006 AND 2005

NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT)

         PREFERRED STOCK

         As of June 30, 2006, the Company has 5,000,000 shares of preferred stock authorized at $0.001 par value and 0 issued and outstanding.

         COMMON STOCK

         As of June 30, 2006, the Company has 25,000,000 shares of common stock authorized at $0.001 par value and 542,080 issued and outstanding.

         The following details the stock transactions for the six months ended June 30, 2006:

         The Company issued 35,000 shares in March 2006 to consultants at fair market value ($7) per share for a total cost of $245,000.

         The Company issued 29,200 shares of its common stock in the second quarter 2006, in consideration for former Medical Connections, Inc. shareholders receiving shares of the company's common stock pursuant to the exchange agreement with Webb Mortgage Depot..

         Also, on June 16, 2006 we issued 1,000 shares of the company's common stock to a single investor. We relied on the exemptive provisions of
         Section 4(2) of the Securities Act and/or Regulation D.

NOTE 9 - PROVISION FOR INCOME TAXES

         The Company accounts for income taxes using the liability method. At June 30, 2006 deferred tax assets consist of the following:

                                                           2006
                                                       -----------
         Deferred tax asset                            $ 1,279,852
                                                       -----------
         Less: valuation allowance                      (1,279,852)

         Net deferred tax assets                       $        --
                                                       ===========

         At June 30, 2006, the Company had accumulated deficits approximating $4,266,174, available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in the future period.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                             JUNE 30, 2006 AND 2005

NOTE 10- OPERATING LEASES

         The Company leases office space under a sixty-three month lease commencing January 1, 2005 with a renewal option for a five-year period. The lease did not take effect until March 2005 due to delays in construction. Monthly payments under the current lease are $8,172. According to the lease, the rent will increase by 3% each year. The Company is required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.

         The following is a schedule by years of future minimum rental payments required under operating lease that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2006:

         For the periods ending
         June 30,                                     Estimated
                                                      ---------
         2006                                            98,074
         2007                                           101,016
         2008                                           104,047
         2009                                           107,168
                                                       --------
         Total minimum payments required               $410,305
                                                       ========

NOTE 11- GOING CONCERN

         The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has sustained operating losses. The revenue stream is not sufficient to fund expenses at this time. These items raise substantial doubt about the Company's ability to continue as a going concern.

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

         The Company's continued existence is dependent upon its ability to generate sufficient cash flows from equity financing and product revenues

                                  RISK FACTORS

ITEM 1A.

         There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-KSB.

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

Background

Our primary focus is the expanding field of medical and health care recruitment services. We operate this business through our wholly owned subsidiary, Medical Connections, Inc. We previously engaged in the mortgage brokerage business and formed a new subsidiary, Omega Capital Solutions, Inc. to further explore these options. After reviewing the market, licensing requirements and capital needs, management has determined that it would be in the Company's best interests to concentrate exclusively on the operations of Medical Connections.

We acquired all of the issued and outstanding shares of common stock of Medical Connections, Inc. on December 27, 2005 and for accounting purposes, we treated the acquisition as a reverse merger. As such, the comparative financial statements set forth herein reflect the operations of Medical Connections Inc. for the comparable period and not that of our prior mortgage operations.

On June 21, 2006 we filed with the Florida Secretary of State a certificate of amendment to our articles of incorporation. The amended articles provide for the issuance of up to one million shares of our Series A preferred Shares and up to one million shares of our Series B preferred shares. The Series A preferred shares grant the holders thereof the right to convert each share of Series A Preferred Stock into nineteen (19) shares (the "Conversion Ratio")of the Company's Common Stock at any time following December 31, 2006. The Conversion Ratio is subject to adjustment in the event of any recapitalization or reorganization. The Holders of the Series A Preferred Shares will be required to tender the Series A Preferred Share Certificate to the Company for redemption prior to issuance of any shares of Common Stock.

Holders of the Series A preferred shares shall be entitled to one vote per share for each Series A Preferred Share beneficially owned on all matters brought to a vote of the holders of the Common Stock.

Holders of the Series B preferred shares shall be entitled to ten votes per share for each Series B Preferred Share beneficially owned on all matters brought to a vote of the holders of the Common Stock

About Medical Connections:

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

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2005.

Revenues and Expenses

For the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, we generated revenue of $452,087 as compared to $127,750, an increase of approximately 253%. (This does not include approximately $3,600 in rental income we received from the rental of a property located in North Carolina.) Our total operating expenses were $914,879 as compared to $560,928, an increase of approximately 63%. The most significant increase in our operating costs was the result of an increase in payroll from $71,551 to $469,667 and an increase in payroll taxes from $7,265 to $80,666. The significant increase in payroll is attributable to our growing staffing needs and a reduction on our reliance on outside service providers. Expanding operations and increasing revenues is also attributable to our advertising and marketing efforts. Our advertising expenses increased from $597 to $49,477.

Our net loss for the three months ended June 30, 2006 was $500,939 as compared to a net loss of $433,178 during the three months ended June 30, 2005, an increase of approximately 16%. Losses are expected to continue until such time as we are able to expand our operations.

For the three months ended June 30, 2006, we had a net loss per share of $0.93 as compared to a net loss per share for the three months ended June 30, 2005 of $5.52. However, our net loss per share in 2005 is based on weighted average number of shares of common stock outstanding of 78,517 as compared to 537,013. The significant increase in the number of issued and outstanding shares of common stock is the result of the reverse merger.

For the six months ended June 30, 2006 as compared to the six months ended June 30, 2006, we generated revenue of $695,826 as compared to $217,350, an increase of approximately 220%. Our total operating expenses were $1,931,154 as compared to $983,383, an increase of approximately 96%. The most significant increase in expenses are in connection with payroll $789,859 as compared to $95,929, payroll taxes $124,330 as compared to $9,786, rent $38,948 as compared to $12,872 and travel and entertainment $51,629 as compared to $15,111. We had a net loss of $1,311,263 as compared to a net loss of $768,033 for the comparable period in 2005, an increase of approximately 61%.

Despite the growing losses, Management remains encouraged with the growth of its business. However, it is unlikely that this growth will continue without additional capital resources. There can be no assurance that we will be able to secure this additional capital or, if obtained, the capital will be sufficient to fund our operations and growth requirements. Until such financing is secured, management will strive expand its business operations while minimizing any incremental costs.

Liquidity and Capital Resources

We use available finances to fund ongoing operations. Funds will be used for general and administrative expenses, website maintenance and development and marketing. We do not have sufficient funds available to meet our current liabilities.

Assets and Liabilities

As of June 30, 2006 we have current assets totaling $440,794 consisting of $126,372 in cash and $314,422 in accounts receivable (net of doubtful accounts). We have property and equipment totaling $810,197 less accumulated depreciation of $46,672. Of the $810,197 in property and equipment, approximately $647,000 reflects the book value of a property in North Carolina. We currently rent this property on an annual basis. We have $1,239,002 in total assets.

We have $1,855,527 in current liabilities. We are obligated to issue $717,085 worth of our common stock. In connection therewith we will be issuing 717,085 shares of our common stock. The liability arose out of a private placement of the Company's common stock. We also secured $920,000 from the sale of our convertible debentures. These convertible debentures mature at various dates throughout the year. We are obligated to repay the principal sum of the convertible debenture together with interest at the rate of 6.75% per annum. We anticipate that this obligation will be satisfied by the issuance of shares of our common stock. Our convertible debt is convertible into shares of our common stock at prices ranging from $0.75 to $1.00 per share. We have a line of credit of $48,000 and accounts payable and accrued expenses of $84,992.

We have a working capital deficit of $1,414,733. This raises substantial doubt of our ability to continue as a going concern. We will require additional financing. We have been meeting with several potential lending and investment sources. However, there can be no assurance that we will be successful in securing any type of additional financing.

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

SUBSEQUENT EVENTS

On July 10, 2006 we issued 542,080 shares of our Series A preferred shares to our shareholders of record as of July 3, 2006. The stock was issued to these shareholders as a stock dividend. The dividend was made on a pro rata basis and no consideration was required to receive the shares of the Series A Preferred Stock.

Also in August 2006, the Company's Board of Directors authorized the the issuance of one million shares of our Series B Preferred Shares. We issued 500,000 Series B preferred shares to both Joseph Azzata and Anthony Nicolosi. As a result of the issuance of the Series B Preferred Shares to both Mr. Azzata and Mr. Nicolosi, Mr. Azzata and Mr. Nicolosi will be able to control the ongoing operations of the Company.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2006 we sold a total of $150,000 of our convertible equity securities to two accredited investors.

Also during this quarter, we issued 29,200 shares of our common stock to former shareholders of Medical Connections, Inc. These shareholders were to receive these shares of common stock as part of the share exchange agreement with Medical Connections, Inc. Since these shares were not previously accounted for, management determined that these shares should be issued from treasury. As a result of the issuance of these shares of common stock, the total number of shares of common stock issued to the Medical Connections shareholders has been increased from 444,600 to 473,800 shares.

Also on June 16, 2006 we issued 1,000 shares of our common stock to a single investor. We relied on the exemptive provisions of Section 4(2) in issuing these shares.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 24, 2006 we obtained the written consent of the stockholders holding a majority of the issued and outstanding shares of Common Stock of the Company to the following actions:

         1. Our Certificate of Incorporation shall be amended to provide for the issuance of 5 million (5,000,000) shares of Preferred Stock. The Certificate of Amendment to the Articles of Incorporation grants our Board of Directors with the power to, without further shareholder approval to (1) expressly authorized to adopt, from time to time, a resolution, or resolutions providing shares in each such series and to fix the designations and powers, preferences and relative, participating, optional and other qualifications, limitations and restrictions of such shares, of each such series.

         2. Ratify the issuance of a total of 1,000,000 shares of Series A preferred Stock. The Series A preferred stock may at any time following December 31, 2006 be exchanged for nineteen (19) shares (the "Conversion Ratio") of the Company's $.001 par value Common Stock. Until such shares of Series A Preferred Shares are exchanged for the Company's Common Shares, each holder of a Series A Preferred Share shall be entitled to one vote per share on all matters which are brought to a vote of the holders of our Common Stock.

         3. Ratify the issuance of a total of 1,000,000 shares of Series B preferred Stock. The Series B preferred stock will entitle the holders thereof to ten (10) votes per share on all matters brought to a vote of the holders of our Common Stock. Holders of the Series B Preferred Stock will have no other rights or preferences.

ITEM 5.  EXHIBITS AND REPORT ON FORM 8-K

Exhibit No.    Description
-----------    -----------

3.1 Amended Articles of Incorporation filed June 21, 2006 establishing rights and preferences of the holders of the Series A and Series B Common Stock.*

31.1           Section 302 Certification of the Principal Executive Officer *

31.2           Section 302 Certification of the Principal Financial Officer *

32.1           Section 906 Certification of Principal Executive Officer *

32.2           Section 906 Certification of Principal Financial and Accounting
               Officer *
----------
* Filed herewith

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           MEDICAL CONNECTIONS HOLDINGS, INC.


Date:  August 11, , 2006


                           By: /s/ Joseph Azzata
                               -----------------
                               Joseph Azzata,
                               CEO and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Joseph Azzata                               Date: August 11,  2006
    -----------------
    Joseph Azzata
    CEO/ Director


/s/  Anthony Nicolosi                               Date: August 11, 2006
---------------------
    Anthony Nicolosi
    President/Director

/s/  Daniel L. Cammarano, III                       Date:  August 11, 2006
-----------------------------
Daniel L.  Cammarano, III