Form 10QSB
period 2006-09-30
MEDICAL CONNECTIONS HOLDINGS, INC.
filed 2006-11-14
CIK 1140303

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                  FORM 10-QSB

                                ---------------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ___________________ to ____________________

                          Commission File No. 333-72376


                                ---------------

                       MEDICAL CONNECTIONS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                                ---------------


              FLORIDA                                         65-0920373
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)

                       2300 Glades Road Suite 202 E 33431
                               Boca Raton, Florida
               (Address of principal executive office) (Zip Code)

                                 (561) 353-1110
              Registrant's telephone number, including area code:

                                       N/A
              Former name, former address and former fiscal year,
                          if changed since last report.


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

    2,512,363 shares of Common Stock, $.001 par value as of November 9, 2006

================================================================================

                                      INDEX



PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of September 30, 2006
         (unaudited)

         Condensed Consolidated Statement of Operations for the Nine and Three Months Ended September 30, 2006 and September 30, 2005 (unaudited)

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and September 30, 2005 (unaudited)

         Notes to Interim Financial Statements as of September 30, 2006 (unaudited)

Item 2   Management's Discussion and Analysis or Plan of Operations

Item 3   Controls and Procedures



PART II. - OTHER INFORMATION

Item 1   Legal Proceedings

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds

Item 3   Defaults upon senior securities

Item 4   Submission of matters to a vote of security holders

Item 5   Other information

Item 6   Exhibits and reports on Form 8-K

                         PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
             (FORMERLY WEBB MORTGAGE DEPOT, INC., AND SUBSIDIARIES)
              CONDENSED CONSOLIDATED BALANCE SHEET-UNAUDITED
                           SEPTEMBER 30, 2006

                                     ASSETS

CURRENT ASSETS
    Cash                                                               $    387,698
    Accounts receivable, net                                                407,912
                                                                       ------------
         TOTAL CURRENT ASSETS                                               795,610
                                                                       ------------

PROPERTY AND EQUIPMENT
    Property and equipment                                                  827,650
    Less: accumulated depreciation                                          (60,212)
                                                                       ------------
         NET PROPERTY AND EQUIPMENT                                         767,438
                                                                       ------------

OTHER ASSETS
    Security deposit                                                         28,540
                                                                       ------------

TOTAL ASSETS                                                           $  1,591,588
                                                                       ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                               $     41,063
   Loan payable                                                              75,000
   Line of credit                                                            48,000
   Convertible debentures                                                   837,560
   Promissory note                                                            3,916
   Liability for stock to be issued                                         380,056
                                                                       ------------
          TOTAL CURRENT LIABILITIES                                       1,385,595
                                                                       ------------

LONG-TERM LIABILITIES
   Mortgage payable                                                         459,000
                                                                       ------------

          TOTAL LIABILITIES                                               1,844,595
                                                                       ------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock A, $.001 par value; 5,000,000 shares authorized,
     542,080 issued and outstanding at September 30, 2006                    10,299
   Preferred Stock - paid in capital                                     10,289,221
   Common stock, $.001 par value, 25,000,000 shares authorized,
     2,480,178 shares issued and outstanding at September 30, 2006            2,479
   Paid in capital                                                        4,629,466
   Subscription receivable                                                   (6,000)
   Accumulated deficit                                                  (15,178,472)
                                                                       ------------

          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                             (253,007)
                                                                       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                   $  1,591,588
                                                                       ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
             (FORMERLY WEBB MORTGAGE DEPOT, INC., AND SUBSIDIARIES)
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS-UNAUDITED
                       FOR THE NINE AND THREE MONTHS ENDED


                                                     NINE MONTHS ENDED              THREE MONTHS ENDED
                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                   2006            2005            2006            2005
                                               -----------     -----------     -----------     -----------
REVENUES                                       $ 1,415,487     $   412,793         745,635     $   195,443
                                               -----------     -----------     -----------     -----------

COST OF GOODS SOLD                                 439,086               0         302,135               0
                                               -----------     -----------     -----------     -----------

GROSS PROFIT                                       976,401     $   412,793         443,500     $   195,443
                                               -----------     -----------     -----------     -----------

OPERATING EXPENSES
   Advertising and marketing                       154,102           2,865          60,271              --
   Administrative and other                        184,175         221,700          85,271          94,508
   Contract labor                                  209,447         227,565          42,675          40,500
   Compensation and consulting                     421,589         197,205          62,175          72,976
   Outside services                                 35,272         387,366          14,310         260,130
   Payroll                                       1,113,445         388,490         456,787         158,135
   Payroll taxes                                   196,232          42,017          71,902          18,778
   Professional fees                                97,563          74,673          28,796          34,917
   Rent                                             89,024          48,017          25,518          21,935
   Telephone                                        58,805          23,314          19,858          10,442
   Travel and entertainment                         73,083          16,847          21,454           1,461
   Placement fee                                        --          27,766              --           7,966
   Depreciation                                     38,080          13,936          13,540           6,212
                                               -----------     -----------     -----------     -----------
          TOTAL OPERATING EXPENSES               2,670,817       1,671,761         902,557         727,961
                                               -----------     -----------     -----------     -----------

   NET (LOSS) BEFORE OTHER INCOME (EXPENSE)     (1,694,416)     (1,258,968)       (459,057)       (532,518)
                                               -----------     -----------     -----------     -----------

   OTHER INCOME (EXPENSE)
         Interest income                               554             891             297             891
         Interest expense                         (243,311)        (29,357)       (159,919)         12,225
         Rental income                              13,100              --           5,900              --
                                               -----------     -----------     -----------     -----------
          TOTAL OTHER INCOME/(EXPENSE)            (229,657)        (28,466)       (153,722)         13,116

   NET (LOSS) BEFORE
   PROVISION FOR INCOME TAXES                   (1,924,073)     (1,287,434)       (612,780)       (519,402)
         Provision for income taxes                     --              --              --              --
                                               -----------     -----------     -----------     -----------

NET (LOSS) APPLICABLE TO
   COMMON SHARES                               $(1,924,073)    $(1,287,434)    $  (612,780)    $  (519,402)
                                               ===========     ===========     ===========     ===========

BASIC AND DILUTED LOSS
   PER SHARE                                   $     (2.22)    $     (2.70)    $     (0.25)    $     (1.09)
                                               ===========     ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES                                865,551         476,880       2,480,178         476,880
                                               ===========     ===========     ===========     ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
             (FORMERLY WEBB MORTGAGE DEPOT, INC., AND SUBSIDIARIES)
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                                            2006            2005
                                                        -----------     -----------
CASH FLOW FROM OPERATING ACTIVITIES
   Net (loss)                                           $(1,924,073)    $(1,287,434)

ADJUSTMENTS TO RECONCILE NET (LOSS) TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Depreciation                                             38,080          13,936
    Common stock issued for interest expense                223,272              --
    Common stock issued for compensation                    245,000         100,000
CHANGES IN ASSETS AND LIABILITIES
   (Increase) in accounts receivable                       (262,156)       (154,757)
   Decrease in security deposit                               4,703           7,071
   Increase in accounts payable and accrued expenses         11,063              --
   (Increase) in subscription receivable                         --        (196,800)
                                                        -----------     -----------

          TOTAL ADJUSTMENTS                                 259,962        (230,550)

          NET CASH (USED IN) OPERATING ACTIVITIES        (1,664,111)     (1,517,984)
                                                        -----------     -----------

CASH FLOW FROM INVESTING ACTIVITIES
   Acquisition of equipment                                 (26,176)       (138,011)
                                                        -----------     -----------
        NET CASH (USED IN) INVESTING ACTIVITIES             (26,176)       (138,011)
                                                        -----------     -----------

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                        --       1,066,300
   Increase in mortgage payable                               9,000              --
   Payment on promissory note                               (19,196)             --
   Proceeds from convertible debentures                   1,192,560              --
   Proceeds from loan payable                               100,000              --
   Payment on loan payable                                  (25,000)             --
   Liability for stock to be issued                         712,964         543,194
                                                        -----------     -----------

          NET CASH PROVIDED BY FINANCING ACTIVITIES       1,970,328       1,609,494
                                                        -----------     -----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                              280,041         (46,501)

CASH AND CASH EQUIVALENTS
    -BEGINNING OF PERIOD                                    107,657         315,906
                                                        -----------     -----------

CASH AND CASH EQUIVALENTS
    - END OF PERIOD                                     $   387,698     $   269,405
                                                        ===========     ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
             (FORMERLY WEBB MORTGAGE DEPOT, INC., AND SUBSIDIARIES)
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                                            2006            2005
                                                        -----------     -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

     Cash paid during the period for:
          Interest                                      $    21,506     $        --
                                                        ===========     ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INFORMATION:

    Common stock issued for interest expense            $   223,272     $        --
                                                        ===========     ===========

    Common stock issued for compensation                $   245,000     $        --
                                                        ===========     ===========

    Common stock issued for debt conversion             $   870,000     $        --
                                                        ===========     ===========

    Common stock issued for liability                   $   875,028     $        --
                                                        ===========     ===========

    Common stock dividend issued in preferred shares    $10,299,520     $        --
                                                        ===========     ===========















              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
               (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                           SEPTEMBER 30, 2006 AND 2005


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
         --------------------------------------

         The condensed consolidated unaudited interim financial statements included herein have been prepared by Medical Connections Holdings, Inc. and Subsidiaries (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. For further information, these financial statements and related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005 and the accompanying notes thereto. Certain information and footnote disclosures normally included in financial statement prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make information presented not misleading. The result of the nine months ended September 30, 2006 and 2005 may not be indicative of the results for the entire year.

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

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                           SEPTEMBER 30, 2006 AND 2005


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
         --------------------------------------------------

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

         On December 27, 2005, a Share for Share Agreement (the "Agreement") between the Company and Webb Mortgage Depot, Inc. closed. Pursuant to the Agreement Webb Mortgage had acquired all of the issued and outstanding shares of common stock of the Company and the Company shareholders were issued, following a 100:1 reverse split of Webb Mortgage's common stock, up to 444,600 shares of Webb Mortgage Depot, Inc., so that immediately following the closing, the former shareholders of the Company would own approximately 95.0% of Webb Mortgage's issued and outstanding common stock. Concurrent with the closing, Webb Mortgage's former President, was required to tender 1,831,000 pre-split shares of Webb Mortgage Depot, Inc's., common stock to Webb Mortgage for redemption. These shares have been tendered and returned to Webb Mortgage Depot, Inc., and the Company tendered the required payment of $200,000 for the shares. The transaction was accounted for using the principles of purchase accounting, and the historical records going forward will be those of Medical Connections Holdings, Inc.

         The new public entity "Medical Connections Holdings, Inc." has emerged as the parent company of Medical Connections, Inc. which will replace the Webb Mortgage Depot, Inc. brand. As of September 30, 2006, the subsidiaries are inactive.

         The newly formed Medical Connections Holdings, Inc. trades on the NASDAQ OTC B/B as a fully reporting company under the ticker symbol MCTH.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                           SEPTEMBER 30, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         PRINCIPLES OF CONSOLIDATION
         ---------------------------

         The condensed consolidated balance sheet for September 30, 2006 and condensed consolidated statements of operations and cash flows for the nine months ended September 30, 2006 and 2005 includes Medical Connections Holdings, Inc., and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

         USE OF ESTIMATES
         ----------------

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS
         -------------------------

         Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.

         The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS
         -------------------------------

         Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is determined to reduce the Company's receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Historically, the Company has not incurred any significant credit related losses. Management has determined that no allowance is necessary at September 30, 2006.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                           SEPTEMBER 30, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         EQUIPMENT
         ---------

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

         ADVERTISING
         ------------

         The Company's policy is to expense the costs of advertising and marketing as they are incurred. Advertising expense for the nine months ended September 30, 2006 and 2005 was $154,102 and $2,865, respectively.

         INCOME TAXES
         ------------

         The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting of income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                           SEPTEMBER 30, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         START-UP COSTS
         --------------

         In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

         STOCK-BASED COMPENSATION
         ------------------------

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

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                           SEPTEMBER 30, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         STOCK-BASED COMPENSATION (CONTINUED)
         ------------------------------------

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

         COMMON STOCK ISSUED FOR OTHER THAN CASH
         ---------------------------------------

         Services purchased and other transactions settled in the Company's common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

         EARNINGS (LOSS) PER SHARE OF COMMON STOCK
         -----------------------------------------

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

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                           SEPTEMBER 30, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         EARNINGS (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)
         -----------------------------------------------------

                                                 2006            2005
                                             -----------     -----------

Net income (loss)                            $(1,924,073)    $(1,287,434)
                                             -----------     -----------

Weighted average common shares
  outstanding (Basic)                            865,551         476,880

Weighted average common stock equivalents
    Stock options                                     --              --
    Warrants                                          --              --
                                             -----------     -----------

Weighted average common shares
  outstanding (Diluted)                          865,551         476,880
                                             ===========     ===========


         There are no common stock equivalents outstanding for the periods.

         REVENUE RECOGNITION
         -------------------

         The Company records its transactions under the accrual method of accounting whereby income gets recognized when the services are rendered and collection is reasonably assured.

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

         The carrying amount reported in the balance sheets for cash and cash equivalents, loans payable, line of credit, convertible debentures, promissory note, mortgage payable, and liability for stock to be issued approximate fair value because of the immediate or short-term maturity of these financial instruments.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                           SEPTEMBER 30, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         RECLASSIFICATIONS
         -----------------

         Certain amounts at September 30, 2005 were reclassified to conform to the 2006 presentation. These reclassifications had no effect on net loss for the periods presented.

         RECENT ACCOUNTING PRONOUNCEMENTS
         --------------------------------

         SHARE BASED PAYMENTS
         --------------------

         In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), "Share-Based Payment, "FAS 123R replaces FAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the "modified prospective" transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

NOTE 3-  PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment consist of the following at September 30, 2006:

                                                  2006
                                               ---------

         Property and equipment                $ 827,650
         Less:  accumulated depreciation         (60,212)
                                               ---------

         Net book value                        $ 767,438
                                               =========


         Depreciation expense for the nine months ended September 30, 2006 and 2005 was $38,080 and $13,936, respectively.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                           SEPTEMBER 30, 2006 AND 2005


NOTE 4 - LINE OF CREDIT
         --------------

         The Company acquired through the reverse merger with Webb Mortgage Depot, Inc., a $50,000 line of credit with a bank. The line of credit bears interest at 11.25% as of September 30, 2006. The loan is due on demand and is secured by the assets of the Company with a guarantee by the President of the Company. As of September 30, 2006 the amount outstanding, including accrued interest was $48,000.

NOTE 5-  MORTGAGE PAYABLE
         ----------------

         The Company, through its reverse merger with Webb Mortgage Depot, Inc., acquired a house and its corresponding mortgage payable. The house is secured by a home equity line of credit. The revolving line of credit is open ended with interest only payments made monthly. The term is set for fifteen years and the calculated monthly payments are based on prime plus 2.0%. At the end of the term a balloon payment will be due. As of September 30, 2006 the balance due is $459,000.

NOTE 6-  LIABILITY FOR STOCK TO BE ISSUED
         --------------------------------

         As of September 30, 2006, the Company has recorded $380,056 for the purchase of its common stock. Upon the issuance of the common stock the liability will be removed. The Company believes that the stock will be issued in the fourth quarter of 2006 and the first quarter of 2007.

NOTE 7 - CONVERTIBLE DEBENTURES
         ----------------------

         Medical Connections Holdings, Inc., and subsidiaries, during the year ended December 31, 2005, issued six convertible debentures at a rate of 8%, and during the nine months ended September 30, 2006 issued seven convertible debentures at 6.75% per year, and an additional forty three at 6%. The convertible debentures are due on various dates during the year unless converted into common stock, at the option of the Company. As of September 30, 2006, the Company owed $837,560 on these convertible debentures, which will be paid in shares of common stock of the Company.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                           SEPTEMBER 30, 2006 AND 2005


NOTE 8 - LOANS PAYABLE
         -------------

         The Company originated a promissory note in the amount of $100,000 on June 2, 2006 with a stated maturity date of 60 days. The stated interest rate is 3% on all amounts repaid within 30 days, and 4% on all amounts repaid between the 31st and 60th day from execution. The default interest rate is 10%. As of September 30, 2006, the Company has paid $28,000 towards this obligation, consisting of a $3,000 finance fee payment and a $25,000 principal payment. The note is currently in default, and will be remedied by the Company in the fourth quarter of 2006.

NOTE 9 - STOCKHOLDERS' EQUITY (DEFICIT)
         ------------------------------

         PREFERRED STOCK - A
         -------------------

         As of September 30, 2006, the Company has 5,000,000 shares of preferred stock authorized at $0.001 par value and 542,080 issued and outstanding.

         PREFERRED STOCK - B
         -------------------

         As of September 30, 2006, the Company has 1,000,000 shares of preferred stock authorized at $0.001 par value and -0- issued and outstanding.

         COMMON STOCK
         ------------

         As of September 30, 2006, the Company has 25,000,000 shares of common stock authorized at $0.001 par value and 2,480,178 issued and outstanding.

         The following details the stock transactions for the nine months ended September 30, 2006:

         The Company issued 35,000 shares in March 2006 to consultants at fair market value ($7) per share for a total cost of $245,000.

         The Company also issued 30,200 shares of its common stock in the second quarter 2006. The resulting value was equivalent to $30,200.

         The Company issued 1,093,270 shares of its common stock in the third quarter 2006. This was for the conversion of convertible debentures and interest valued at $1,093,270.

         The Company issued 844,828 shares of its common stock in the third quarter 2006. This was for the payment of stock to be issued valued at $844,828.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                           SEPTEMBER 30, 2006 AND 2005


NOTE 10 - PROVISION FOR INCOME TAXES
          --------------------------

         The Company accounts for income taxes using the liability method. At September 30, 2006 deferred tax assets consist of the following:



                                              2006
                                          -----------
         Deferred tax asset               $ 1,463,686

         Less: valuation allowance         (1,463,686)
                                          -----------

         Net deferred tax assets          $        --
                                          ===========


         At September 30, 2006, the Company had accumulated deficits approximating $4,878,954 available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in the future period.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                           SEPTEMBER 30, 2006 AND 2005


NOTE 11- OPERATING LEASES
         ----------------

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

         The following is a schedule, by years, of future minimum rental payments required under this operating lease that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2006;



         For the periods ending                        Amount
         September 30,                               Estimated
                                                     ---------

             2006                                       98,074
             2007                                      101,016
             2008                                      104,047
             2009                                      107,168
                                                     ---------

         Total minimum payments required             $ 410,305
                                                     =========

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                           SEPTEMBER 30, 2006 AND 2005


NOTE 12 - GOING CONCERN
          -------------

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

         The Company has issued stock and convertible debentures to continue to fund company operations.



ITEM 1A. RISK FACTORS
         ------------

         Except as stated herein, there have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-KSB.

         CONTROL OF CORPORATE DECISIONS.
         -------------------------------

         In August 2006 we authorized the issuance of a total of one million shares of our Series B preferred shares to Anthony Nicolosi and Joseph Azzata (500,000 shares each). Holders of the Series B Preferred Shares are entitled to ten (10) votes for each share owned. As a result of the foregoing, it is likely that both Mr. Nicolosi and Mr. Azzata will be able to control the operations of the Company for the foreseeable future. These shares were issued to Mr. Nicolosi and Mr. Azzata in October, 2006

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Background

         Our primary focus is the expanding field of medical and health care recruitment services. We operate this business through our wholly owned subsidiary, Medical Connections, Inc. We previously engaged in the mortgage brokerage business and conducted these operations under the name Webb Mortgage Depot, Inc. After reviewing the market, licensing requirements and capital needs, management determined in February, 2006 that it would be in the Company's best interests to concentrate exclusively on the operations of Medical Connections Inc.

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

         Holders of the Series B preferred shares shall be entitled to ten votes per share for each Series B Preferred Share beneficially owned on all matters brought to a vote of the holders of the Common Stock. In August 2006, we authorized a total of one million (1,000,000) shares of our Series B Preferred Shares (500,000 Series B Preferred Shares each) each to our current president, Anthony Nicolosi and our current chief executive officer, Joseph Azzata.

About Medical Connections Inc.:

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

Revenues and Expenses

         For the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, we generated revenue of $745,635 as compared to $195,443 an increase of approximately 280%. (This figure does not include approximately $5,900 in rental income we received from the rental of a property located in North Carolina.) Our total operating expenses were $902,557 as compared to $727,961, an increase of approximately 24%. The most significant increase in our operating costs was the result of an increase in payroll from $158,135 to $456,787 and an increase in payroll taxes from $18,778 to $71,902. The significant increase in payroll is attributable to our growing staffing needs and a reduction on our reliance on outside service providers which declined from $260,130 to $14,310. Expanding operations and increasing revenues is also attributable to our advertising and marketing efforts. We incurred advertising expenses of $60,271 as compared to no advertising expense during the comparable period for September 2005. As we expand into other regions, our advertising expenditures will likely increase in order for us to establish name recognition in these new areas.

         Our net loss for the three months ended September 30, 2006 was $612,780 as compared to a net loss of $519,402 during the three months ended September 30, 2005, an increase of approximately 18%. Losses are expected to continue until such time as we are able to expand our operations.

         For the three months ended September 30, 2006, we had a net loss per share of $0.25 as compared to a net loss per share for the three months ended September 30, 2005 of $1.09. However, our net loss per share in 2005 is based on weighted average number of shares of common stock outstanding of 476,880 as compared to 2,480,178 as of September 30, 2006.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005.

         For the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, we generated revenue of $1,415,487 as compared to $412,793, an increase of approximately 282%. Our total operating expenses were $2,670,817 as compared to $1,671,761, an increase of approximately 60%. The most significant increase in expenses are in connection with payroll $1,113,445 as compared to $388,490, payroll taxes of $196,232 as compared to $42,017, compensation and consulting $421,589 as compared to $197,205, advertising expense of $154,102 as compared to $2,865, rent $97,563 as compared to $74,673 and travel and entertainment $73,083 as compared to $16,847. We had a net loss of $1,924,073 as compared to a net loss of $1,287,434 for the comparable period in 2005, an increase of approximately 49%.

         Despite the growing losses, Management remains encouraged with the growth of its business. However, it is unlikely that this growth will continue without additional capital resources. . Notwithstanding the foregoing, there can be no assurance that we will be able In furtherance thereof, during the fiscal quarter covered by this report, we sold a total of $787,500 of our convertible debentures. Each debenture pays interest at the rate of 6% per annum. Principal plus accrued interest is due and payable on the one year anniversary date. The Debenture is convertible at the Company's option at a conversion price equal to the lesser of $.75 per share or 90% of the closing bid price of our common stock calculated as of the average closing bid price of our Common Stock for the five business days prior to any notice of conversion to secure this additional capital or, if obtained, the capital will be sufficient to fund our operations and growth requirements. Until such financing is secured, management will strive expand its business operations while minimizing any incremental costs.

Liquidity and Capital Resources

         We use available finances to fund ongoing operations. Funds will be used for general and administrative expenses, website maintenance and development and marketing. We do not have sufficient funds available to meet our current liabilities.

Assets and Liabilities

         As of September 30, 2006 we have current assets totaling $795,610 consisting of $387,698 in cash and $407,912 in accounts receivable (net of doubtful accounts). We have property and equipment totaling $827,650 less accumulated depreciation of $60,212. This figure includes a home which the Company owns in North Carolina. The Company is not currently renting this house. As a result, management is both trying to identify a potential rental candidate to offset carrying costs or possibly selling the property.

         We have $1,591,588 in total assets.

         We have $1,385,595 in current liabilities. We are obligated to issue $380,056 worth of our common stock. The liability arose out of a private placement of the Company's convertible debentures. These convertible debentures mature at various dates throughout the year. We are obligated to repay the principal sum of the convertible debenture together with interest at the rate of 6.75% per annum. We anticipate that this obligation will be satisfied by the issuance of shares of our common stock. Our convertible debt is convertible into shares of our common stock at prices ranging from $0.75 to $1.00 per share. We have a line of credit of $48,000 and accounts payable and accrued expenses of $41,063.

         We have a working capital deficit of $589,985. This raises substantial doubt of our ability to continue as a going concern. The Company has sustained operating losses since inception and recurring revenues are not sufficient to fund expenses at this time. We will require additional financing. We have been meeting with several potential lending and investment sources. However, there can be no assurance that we will be successful in securing any type of additional financing.

CRITICAL ACCOUNTING POLICIES

         Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission (the "SEC"), encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The Company's condensed consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of the condensed consolidated financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the condensed consolidated financial statements.

         Use of Estimates - Management's discussion and analysis or plan of operation is based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and long-lived assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES,


During the quarter ended September 30, 2006 we issued the following securities:


         On July 26, 2006 we issued a total of 844,828 shares of our common stock to a total of 39 investors pursuant to a private placement of our securities. All of the investors were accredited investors.


         On August 3, 2006 we issued a total of 1,093,270 shares of our common stock to a total of 13 investors. The shares were issued as a result of the conversion of our outstanding convertible debt into shares of our common stock. The conversion price was either $0.75 per share or $1.00 per share depending upon the date of the subscription.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.


         On June 2, 2006 we executed a promissory note in the amount of $100,000 with a stated maturity date of 60 days. We have repaid a total of $25,000. The note is currently in default and carries a default interest rate of 10% per annum.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


         There were no matters submitted during the quarter ended September 30, 2006 to a vote of the Company's securities holders.


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


                                             MEDICAL CONNECTIONS HOLDINGS, INC.


Date:  November   13,   2006

                                             By: /s/ Joseph Azzata
                                                 -------------------------------
                                                 Joseph Azzata,
                                                 CEO and Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Joseph Azzata                                 Date: November 13, 2006
    ---------------------------
    Joseph Azzata
    CEO/ Director


/s/  Anthony Nicolosi                                 Date:  November 13, 2006
------------------------------
    Anthony Nicolosi
    President/Director

/s/  Daniel L. Cammarano, III                         Date:  November 13, 2006
------------------------------
Daniel L.  Cammarano, III