Form 10KSB
period 2006-12-31
MEDICAL CONNECTIONS HOLDINGS, INC.
filed 2007-04-12
CIK 1140303

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   Form 10-KSB

                            ------------------------
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2006

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the Transition Period from_____________to_____________

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

State issuer's revenues for its most recent fiscal year.  $2,214,800.

         Of the 10,179,329 shares of common stock of the registrant issued and outstanding as of March 28, 2007, 3,592,105 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of our Common Stock as reported on the OTC Bulletin Board on March 28, 2007 was approximately $5,747,368 (Based upon a closing bid price of $1.60 per share.)

================================================================================

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Overview and History

         Medical Connections Holdings, Inc. (f/k/a Webb Mortgage Depot, Inc.) was incorporated in the state of Florida on May 11, 1999. It was organized to implement a corporate reorganization of Webb Mortgage Corp. and Webb Mortgage Services Corporation, companies that were formed by Byron Webb, our former chief executive officer. At that time we operated as a mortgage broker and generated revenues by originating mortgage loans that were funded by third parties. We also provided both on-line and traditional mortgage services. Our services include originating and processing mortgage loans through walk-in locations and through the on-line application process via our web site (www.webbmortgage.com). We no longer provide these services.

         On December 27, 2005, we closed on a share for share exchange agreement with Medical Connections, Inc. In connection therewith, our prior officers and directors tendered their resignation and Joseph Azzata and Anthony Nicolosi , officers and directors of Medical Connections Inc., became officers and directors of Medical Connections Holdings, Inc. The share for share exchange agreement provides in part for us to acquire all of the issued and outstanding shares of capital stock of Medical Connections, Inc., a Florida corporation, in exchange for shares of common stock of Webb Mortgage that would aggregate approximately 95% of our issued and outstanding common stock. In connection with the closing of this transaction our Board of Directors on January 3, 2006 authorized a 100:1 reverse split of our common stock effective for the shareholders of record on January 20, 2006. We also redeemed the 1,831,000 shares of our common stock which were owned by Byron Webb, our former president and chief executive officer, in exchange for the payment of $200,000 by Medical Connections. We are required to issue to the Medical Connections shareholders a total of 476,880 shares of our common stock in connection with this transaction. Also, on December 14, 2005 we filed a certificate of amendment to our articles of incorporation with the Florida Secretary of State changing our name to Medical Connections Holdings, Inc. Today, our primary focus is the development and expansion of our operations through Medical Connections.

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

Capitalization.

         Our articles of incorporation authorize us to issue up to 25,000,000 shares of common stock at a par value of $0.001 per share. We are also authorized to issue up to five million shares of preferred stock. As of March 28, 2007 there were 10,179, 329 shares of our Common Stock issued and outstanding and 183,366 Series A preferred shares issued and outstanding. Each Series A Preferred Share may be exchanged at any time for nineteen (19) shares of the Company's $.001 par value Common Stock. Until such shares of Series A Preferred Shares are exchanged for the Company's Common Shares, each holder of a Series A Preferred Share shall be entitled to one vote per share on all matters which are brought to a vote of the holders of our Common Stock.

         We have also ratified the issuance of a total of 1,000,000 shares of Series B preferred Stock. The Series B preferred stock will entitle the holders thereof to ten (10) votes per share on all matters brought to a vote of the holders of our Common Stock. Holders of the Series B Preferred Stock will have no other rights or preferences. We have authorized the issuance of 500,000 Series B Preferred Shares to both Mr. Azzata and Mr. Nicolosi (one million shares of Series B preferred in total). As a result of their ownership of the Series B shares and their significant ownership of the common shares, Mr. Azzata and Mr. Nicolosi will be able to control the business decisions of the Company.

         If any outstanding convertible debt obligations are converted into shares of our Common Stock, we will be required to issue an additional 4 million Shares of our Common Stock.

Medical Connections, Inc.

         Medical Connections is a national provider for medical recruitment and staffing services. Established in 2002 to satisfy the increasing need for qualified healthcare professionals, the Company's business is to identify, select and place the best executive nurses, allied health specialists, pharmacists, physicians and hospital management executives. The Company provides recruiting and staffing services for permanent and temporary positions, with an option for the clients and candidates to decide the best formula for working together. Following the changing dynamics of the healthcare recruiting market, Medical Connections has shifted its niche to emphasize the recruiting of allied health specialists. This shift resulted in a significant increase in placements for physical and occupational therapists. The Company's future growth will be based on a disciplined recruiting policy of securing the best recruiters in the medical field. The key personnel of the company have more than 30 years combined experience in the medical recruiting profession. Currently Medical Connections employs 30 people and uses the resources of about 200 recruiters nationwide to source candidates through its split-fee model. Medical Connections is attempting to position itself as a recruiter for permanent positions in the field of allied health, and in furtherance thereof, has secured a roster of clients in both for-profit, and not-for-profit organizations.

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

         Some of our competitors who focus primarily in the medical recruitment and staffing fields include:

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

Other large big medical staffing and recruiting companies include CompHealth Group, Inc., eliStaf Healthcare Inc., Maxim Healthcare Services Inc. and Nursefinders Inc.


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

RISKS ASSOCIATED WITH THE COMPANY'S PROSPECTIVE BUSINESS AND OPERATIONS

IT IS UNLIKELY THAT WE WILL BE ABLE TO SUSTAIN PROFITABILITY IN THE FUTURE.

         We incurred significant losses in 2006 and there can be no assurance that we will be able to reverse this trend. Even if we are able to successfully expand our operations, there can be no assurance that we will be able to operate profitably.

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

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS ISSUED A GOING CONCERN OPINION.

         Due to our operating losses and deficits, our independent registered public accounting firm in their financial statements have raised substantial doubts about our ability to continue as a going concern. If we are not able to continue as a going concern, our operations will terminate and any investment in the Company will likely become worthless.

RISKS  RELATED TO OUR MEDICAL STAFFING BUSINESS.

IF WE ARE UNABLE TO ATTRACT AND RETAIN QUALIFIED CONTRACT PROFESSIONALS TO MEET STAFFING DEMANDS, OUR BUSINESS COULD BE NEGATIVELY IMPACTED.

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

         OUR BUSINESS IS DEPENDENT UPON THE PROPER FUNCTIONING OF OUR INFORMATION SYSTEMS IN A COST EFFECTIVE MANNER.

         The operation of our business is dependent on the proper functioning of our information systems. In 2006, we continued to upgrade our information technology systems. , including PeopleSoft, an enterprise-wide information system. Critical information systems used in daily operations identify and match staffing resources and client assignments, track regulatory credentialing, manage scheduling and also perform billing and accounts receivable functions. If the systems fail to perform reliably or otherwise does not meet our expectations, or if we fail to successfully complete the implementation of other modules of the system, we could experience business interruptions that could result in deferred or lost sales. Our information systems are vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. If our information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could impact our ability to identify business opportunities quickly, to pay our staff in a timely fashion and to bill for services efficiently.

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

RISKS RELATED TO THE COMPANY'S COMMON STOCK

THE COMPANY DOES NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

         The Company has never paid cash dividends on its common stock and has no plans to do so in the foreseeable future. The Company intends to retain earnings, if any, to develop and expand its business.

"PENNY STOCK" RULES MAY MAKE BUYING OR SELLING THE COMMON STOCK DIFFICULT AND SEVERELY LIMIT THEIR MARKET AND LIQUIDITY.

         Trading in the Company's common stock is subject to certain regulations adopted by the SEC commonly known as the "Penny Stock Rules". The Company's common stock qualifies as penny stock and is covered by Section 15(g) of the Securities and Exchange Act of 1934, as amended (the "1934 Act"), which imposes additional sales practice requirements on broker/dealers who sell the Company's common stock in the market. The "Penny Stock" rules govern how broker/dealers can deal with their clients and "penny stock". For sales of the Company's common stock, the broker/dealer must make a special suitability determination and receive from clients a written agreement prior to making a sale. The additional burdens imposed upon broker/dealers by the "penny stock" rules may discourage broker/dealers from effecting transactions in the Company's common stock, which could severely limit its market price and liquidity. This could prevent investors from reselling our common stock and may cause the price of the common stock to decline.

         Although the Company's common stock is listed for trading on the Over-the-Counter Electronic Bulletin Board, the trading market in the common stock has substantially less liquidity than the average trading market for companies quoted on other national stock exchanges and our price may fluctuate dramatically. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Due to limited trading volume, the market price of the Company's common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to the Company's performance. General market price declines or overall market volatility in the future could adversely affect the price of the Company's common stock, and the current market price may not be indicative of future market prices.

OUR STOCK PRICE MAY BE VOLATILE

         The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

     o technological innovations or new products and services by us or our competitors;
     o    additions or departures of key personnel;
     o    sales of our common stock

     o our ability to integrate operations, technology, products and services;
     o    our ability to execute our business plan;
     o    operating results below expectations;
     o    loss of any strategic relationship;
     o    industry developments;
     o    economic and other external factors; and
     o    period-to-period fluctuations in our financial results.

         In addition, the securities markets have from time to time experience significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

A SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

         If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the conversion of outstanding debentures, the exercise of outstanding options or warrants, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. In addition, recipients of our Series A preferred shares who convert those shares into shares of our Common Stock may, sell these shares, if eligible, pursuant to Rule 144.

WE WILL REQUIRE ADDITIONAL FINANCING TO CONTINUE OUR OPERATIONS.

         During our developmental stages, we have relied on debt and equity financing. We will continue to rely on financing to continue our operations. We may in the future sell our convertible debt or equity securities. Sales of either will have a dilutive impact on existing shareholders. There can be no assurance that we will be successful in obtaining additional financing or if available, will be available on terms acceptable to the Company.

CHANGE IN CONTROL.

         Our current management owns a majority of the issued and outstanding common shares. Mr. Nicolosi and Mr. Azzata also own all of the Company's issued and outstanding Series B Preferred Shares which grant the holders thereof, supermajority voting rights. As a result, Mr. Azzata and Mr. Niclolsi will be able to control the operations of the Company.

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

         In 2005, the state of Pennsylvania issued a Cease and Desist order for selling unregistered securities without filing for an exemption against Anthony Nicolosi, Joseph Azzata and Medical Connections, Inc. The summary order was RESCINDED as to respondents Medical Connections, Inc., Joseph J. Azzata, Anthony
J. Nicolosi resulting in a 90 day bar from calling Pennsylvania, and $10,000.00 in legal and administrative costs.

         In 2006, the state of Ohio entered a cease and desist order against Medical Connections Inc. in connection with the sale of unregistered securities which took place in August 2005. The Company is appealing the entry of the cease and desist order.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


           None.

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

2004                                          High                      Low

Fourth quarter                              $25.00                     $15.00

2005

First Quarter                               $20.00                     $18.00
Second Quarter                              $25.00                     $25.00
Third Quarter                               $25.00                     $25.00
Fourth Quarter                              $25.00                     $25.00

2006

First Quarter                               $25.00                     $ 6.00
Second Quarter                              $ 6.00                     $ 6.00
Third Quarter                               $ 6.00                     $ 6.00
Fourth Quarter                              $ 4.50                     $ 3.50
2007

Through April 4, 2007                       $ 3.50                     $ 1.60

B.   Holders

         As of March 26, 2007 there were 220 stockholders of record of our Common Stock.

         Our transfer agent is Interwest Transfer Company. Their mailing address is 1981 east 4800 south, Salt Lake City, UT 84117 and their telephone number is
(801)272-9294.

C.   Dividends

         We have not paid any cash dividends on our common stock since the date of our incorporation and we do not anticipate paying any cash common stock dividends in the foreseeable future. We anticipate that any earnings will be retained for development and expansion of our businesses and we do not anticipate paying any cash dividends in the foreseeable future. Furthermore, our credit facility with Union Planters Bank restricts us from paying any dividends to our shareholders, unless we obtain prior written consent from Union Planters. Future dividend policy will depend upon our earnings, financial condition, contractual restrictions and other factors considered relevant by our Board of Directors and will be subject to limitations imposed under Florida law.

         We did however, make a stock distribution to the holders of record of our common stock on July 3, 2006 of our Series A Convertible Preferred Shares and distributed a total of 542,080 shares. Each Series A Convertible Preferred Share is convertible into 19 shares of our Common Stock at any time following December 31, 2006.

D.   Equity Compensation Plans

         In January 2006, we authorized the issuance of up to 50,000 shares of our Common Stock pursuant to our 2006 Stock Incentive and Compensation Plan. To date 15,000 shares of our common stock have been issued under the plan

E.   Sale of Unregistered Securities

         The Company authorized a dividend of its Series A convertible preferred shares to the holders of record of its common stock on July 3, 2006 (the "Record Date"). On July 10, 2006 a total of 542,080 shares of our Series A preferred Shares was issued to the record holders as of the Record Date. Each holder of the Series A Preferred Shares may convert each share of Preferred Stock into nineteen (19) shares (the "Conversion Ratio")of the Company's Common Stock at any time following December 31, 2006. The Conversion Ratio is subject to adjustment in the event of any recapitalization or reorganization. The Holders of the Series A Preferred Shares will be required to tender the Series A Preferred Share Certificate to the Company for redemption prior to issuance of any shares of Common Stock. As of March 28, 2007, a total of 352,834 shares of Series A preferred shares have been converted, representing 6,703,846 shares of our Common Stock. All of these shares were converted subsequent to our year end.

         Also during 2006, the Company issued the following securities:

         The Company issued 35,000 shares in March 2006 to consultants at fair market value ($0.70) per share for a total cost of $24,500.

         The Company also issued 30,200 shares of its common stock in the second quarter 2006. The resulting value was equivalent to $30,200.

         The Company issued 1,015,455 shares of its common stock in the third quarter 2006. This was for the conversion of convertible debentures and interest valued at $609,273.

         The Company issued 844,828 shares of its common stock in the third quarter 2006. This was for the payment of stock to be issued valued at $844,828.

         The Company issued 140,000 shares of its common stock in the fourth quarter 2006 to consultants for total costs of $73,000.

         The securities issued in the foregoing transactions were made in reliance upon an exemption from registration under Rule 701 promulgated under
Section 3(b) of the Securities Act and or Section 4(2) of the Securities Act. Alternatively, these issuances of securities were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended, by the fact that:

- the sale was made to a sophisticated or accredited investor, as defined in Rule 502;

- we gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

- at a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2; and

- neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising;


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

General

         At the end of 2005, we determined to terminate our mortgage brokerage business and concentrate exclusively in the medical recruitment and staffing industries. We generate revenues primarily from three separate sources: permanent placement hires, contract appointments and a temporary to permanent model. We hope to expand each of these areas in 2007.

         We may also generate revenues (and incur expenses) from the sale of certain real estate which has been contributed to the Company by Mr. Webb, our former Chief Executive Officer who transferred title to the property in May 2004. Monthly mortgage payments are made by the Company. The mortgage which secures the note obligation contains a due on sale provision. The transfer of the property from Mr. Webb to the Company could be construed as a sale of the property. As a result, First Charter Bank, who holds the mortgage, could demand immediate payment of all outstanding amounts due under the loan obligation. If a demand for acceleration is received, we will have to refinance the property. There can be no assurance that we will be able to refinance the property at that time or if we obtain financing, that it will be on terms favorable to the Company.

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

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

         REVENUES and EXPENSES. Total revenues increased from $516,184 to $2,214,800 while our total operating expenses increased from $2,423,054 to $5,237,922. Our net loss from operations increased from $(1,906,870) to $(3,012,122). The significant increase in revenues and expenses is primarily attributable to the expanding operations of our business including increased staffing requirements and marketing fees. Management is very pleased with an increase in revenues of approximately 329%. They believe that this performance demonstrates that they have developed a successful business model for further expansion. Management does however, show concerns with the increased costs to generate these revenues. Approximately $3.0 million of expenses represent costs incurred for payroll , staffing costs and contract labor . While approximately $477,000 of these costs represent stock based compensation, management remains concerned that these costs will continue to increase in the future especially as the Company's business expands.

         NET INCOME(LOSS) Our net income (loss) for the year ended December 31, 2006 was $(2,685,192) as compared to $(2,148,138) in 2005. We incurred a loss per share in 2006 of $(1.75) as compared to a net loss per share of $(4.50) in 2005. The primary reason for this significant decline in our loss per share is attributable to an increase in the weighted average number of outstanding of common shares from 476,880 to 1,511,064.

         COMPENSATION/OUTSIDE SERVICES/CONTRACT LABOR. Payroll increased from $720,119 to $1,701,049. Expenses attributable to outside services decreased from $396,669 to $48,147. Compensation and consulting fees increased from $180,000 to $718,084 while contract labor increased slightly from $308,377 to $326,722. Business staffing costs totaled $1,014,061 The significant increase in our payroll costs is attributable to our growing business and increased salaries which we must pay to attract and retain qualified employees. Business staffing costs represent costs and expenses we have incurred on behalf of part time and full time placements associated with our travel program. Participants must commit to a minimum placement of at least eight weeks, with placements lasting up to a year. We reimburse participants for all costs associated with their placement. These fees are offset by revenues we generate from the placement.

         ADVERTISING. Our advertising and marketing costs increased from $43,136 to $240,381, This increase is attributable to our increased focus on marketing and establishing brand name awareness for Medical Connections. Management believes that the significant increase in our revenues is primarily attributable to our increase marketing campaign as the company tries to establish itself as a leader in the medical staffing field.

         PROFESSIONAL FEES. Professional fees declined from $176,142 to $116,839. We anticipate that professional fees will continue at this level or increase moderately as we continue with the internal growth of our business. Should we pursue any type of acquisition, we will incur additional legal and accounting fees associated with the acquisition.

          DEPRECIATION. Depreciation was $48,488 in 2006 as compared to $19,377 in 2005. This increase is mainly the result of the acquisition of assets which were necessary for us to expand our operations.

          RENT. Rent for 2006 was $113,543 as compared to $69,951 in 2005. The increase in rent was due to a full year of operations in our new corporate offices.

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

December 31, 2006 as compared to December 31, 2005

         As of December 31, 2006 we had total current assets of $335,130 as compared to $253,413 in 2005. The increase in our total current assets is primarily attributable to the increase in our accounts receivable from $145,756 to $238,878. This increase in our accounts receivable is in turn attributable to our growing operations. The accounts receivable represent fees due from staff placement as of year end. Our other assets include our office equipment and the house located in North Carolina which we rent for seasonal use. The home was originally purchased by Byron Webb, our former president, and subsequently transferred to the Company. These assets are valued at $772,006 net of accumulated depreciation as compared to $779,343 as of December 31, 2005. All other assets which we have categorized as equipment are office furniture, equipment and software directly related to the operations of Medical Connections, Inc.

         Total current liabilities were $1,643,092 as compared to $1,158,232. The significant increase in current liabilities is the result of a net convertible debenture totaling $1,162,997 which we issued to various accredited investors pursuant to an exemption from registration to finance our ongoing operations and $204,151 which we recorded as a derivative liability. The convertible debentures will mature at various dates. The convertible debentures provide for us to pay interest on the outstanding principal balance at the rate of 8% per annum. We may also, in our discretion, convert the debt into shares of our common stock at the rate of one share of common stock at the lower of $.75 per share or 90% of the closing bid price for the five business days prior to the date of conversion. To date, we have chosen to repay all amounts due and owing under these obligations by issuing to the debenture holders shares of our Common Stock.

         As of December 31, 2006 we had a working capital deficit of $1,307,959 as compared to a working capital deficit of $904,819 at December 31, 2005. Unless we secure additional financing, of which there can be no assurance, or significantly increase revenues while maintaining costs, we will not be able to meet our obligations as they become due.

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

         Income per share: Basic income per share excludes dilution and is computed by dividing the income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the income of the Company. Diluted income per share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted income per share as their effect would have been anti-dilutive for the periods ended December 31, 2005 and 2006.

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

         In February 2006, the FASB issued SFAS 155, which applies to certain "hybrid financial instruments," which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. This new standard also permits an election for fair value remeasurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied on an instrument-by-instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis. The adoption of SFAS No.155 did not have a material impact on the Company's financial position and results of operations.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

         In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

         In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company's consolidated financial statements.

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.




ITEM 7.  FINANCIAL STATEMENTS.






              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
             (FORMERLY WEBB MORTGAGE DEPOT, INC., AND SUBSIDIARIES)
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
             (FORMERLY WEBB MORTGAGE DEPOT, INC., AND SUBSIDIARIES)
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

                                TABLE OF CONTENTS




Consolidated Financial Statements:
                                                                       PAGE(S)
                                                                       -------
     Report of Independent Registered Public Accounting Firm           F-1-F-2

     Consolidated Balance Sheets as of December 31, 2006 and 2005        F-3

     Consolidated Statements of Operations for the Years
          Ended December 31, 2006 and 2005                               F-4

     Consolidated Statement of Changes in Stockholders' Equity
          (Deficit) For the Years ended December 31, 2006 and 2005       F-5

     Consolidated Statements of Cash Flows for the Years
          Ended December 31, 2006 and 2005                             F-6-F-7

     Notes to Consolidated Financial Statements                        F-8-F-21

                    BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
                          Certified Public Accountants

                               High Ridge Commons
                                 Suites 400-403
                           200 Haddonfield Berlin Road
                           Gibbsboro, New Jersey 08026
                        (856) 346-2828 Fax (856) 346-2882


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Medical Connections Holdings, Inc.
Boca Raton, FL 33431

We have audited the accompanying consolidated balance sheet of Medical Connections Holdings, Inc., (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Connections Holdings, Inc., as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.



MEMBER OF:        AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS (AICPA)
                  CENTER FOR PUBLIC COMPANY AUDIT FIRMS (CPCAF)
                  NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
                  PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANT

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company did not generate sufficient cash flows from revenues during the year ended December 31, 2006, to fund its operations. Also at December 31, 2006, the Company had negative net working capital of $1,307,959. The Company's net working capital position has continued to deteriorate into the first quarter of 2007. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey

March 31, 2007























MEMBER OF:        AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS (AICPA)
                  CENTER FOR PUBLIC COMPANY AUDIT FIRMS (CPCAF)
                  NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
                  PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANT

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2006 AND 2005

                                                                                               2006              2005
                                                                                           ------------      ------------
                                   ASSETS
CURRENT ASSETS
    Cash                                                                                   $     96,252      $    107,657
    Accounts receivable, net                                                                    238,878           145,756
                                                                                           ------------      ------------
         TOTAL CURRENT ASSETS                                                                   335,130           253,413
                                                                                           ------------      ------------

PROPERTY AND EQUIPMENT
    Property and equipment                                                                      842,626           801,475
    Less: accumulated depreciation                                                              (70,620)          (22,132)
                                                                                           ------------      ------------
         NET PROPERTY AND EQUIPMENT                                                             772,006           779,343
                                                                                           ------------      ------------

OTHER ASSETS
    Security deposit                                                                             28,540            33,213
                                                                                           ------------      ------------
TOTAL ASSETS                                                                               $  1,135,676      $  1,065,969
                                                                                           ============      ============

                  LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                                   $    108,076      $     30,000
   Convertible debentures, net                                                                1,162,997           515,000
   Derivative liability on convertible debentures                                               204,151                --
   Liability for stock to be issued                                                              80,058           542,120
   Line of credit                                                                                47,810            48,000
   Loan payable                                                                                  40,000                --
   Promissory note                                                                                   --            23,112
                                                                                           ------------      ------------
          TOTAL CURRENT LIABILITIES                                                           1,643,092         1,158,232
                                                                                           ------------      ------------
LONG-TERM LIABILITIES
   Mortgage payable                                                                             459,452           450,000
                                                                                           ------------      ------------
          TOTAL LIABILITIES                                                                   2,102,544         1,608,232
                                                                                           ------------      ------------
STOCKHOLDERS' (DEFICIT)
   Preferred stock "A", $.001 par value; 1,000,000 shares authorized,
     532,680 and 0 shares issued and outstanding at December 31, 2006 and 2005                      533                --
   Preferred stock "B", $.001 par value; 1,000,000 shares authorized,
     1,000,000 and 0 shares issued and outstanding at December 31, 2006 and 2005                  1,000                --
   Common stock, $.001 par value, 25,000,000 shares authorized,
     2,542,363 and 476,880 shares issued and outstanding at December 31, 2006 and 2005            2,542               477
   Additional paid in capital                                                                10,811,254         2,418,171
   Subscription receivable                                                                           --            (6,000)
   Accumulated deficit                                                                      (11,782,197)       (2,954,911)
                                                                                           ------------      ------------

          TOTAL STOCKHOLDERS' (DEFICIT)                                                        (966,868)         (542,263)
                                                                                           ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                              $  1,135,676      $  1,065,969
                                                                                           ============      ============

                 The accompanying notes are an integral part of
                     these consolidated financial statements

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                    2006             2005
                                                -----------      -----------

REVENUES                                        $ 2,214,800      $   516,184
                                                -----------      -----------

OPERATING EXPENSES
   Advertising and marketing                        240,381           43,136
   Administrative and other                         319,059          352,758
   Bad Debt                                         100,000               --
   Contract Labor                                   326,722          308,377
   Compensation and consulting                      718,084          180,000
   Costs of staffing business                     1,014,061               --
   Outside services                                  48,147          396,669
   Payroll                                        1,701,049          720,119
   Payroll taxes                                    288,725          102,092
   Professional fees                                116,839          176,142
   Rent                                             113,543           69,951
   Telephone                                         78,470           36,470
   Travel and entertainment                         113,354           17,363
   Depreciation                                      48,488           19,977
                                                -----------      -----------
          TOTAL OPERATING EXPENSES                5,226,922        2,423,054
                                                -----------      -----------

   NET (LOSS) BEFORE OTHER INCOME (EXPENSE)      (3,012,122)      (1,906,870)
                                                -----------      -----------

   OTHER INCOME (EXPENSE)
         Interest income                                925            1,426
         Interest expense                          (111,067)         (13,207)
         Amortization of debt discount              (69,728)              --
         Other Income (Expense)                     531,318         (229,357)
         Rental income                               13,100               --
                                                -----------      -----------
          TOTAL OTHER INCOME/(EXPENSE)              364,548         (241,138)

   NET (LOSS) BEFORE
   PROVISION FOR INCOME TAXES                    (2,647,574)      (2,148,008)
         Provision for income taxes                      --               --
                                                -----------      -----------

NET (LOSS) APPLICABLE TO
   COMMON SHARES                                $(2,647,574)     $(2,148,008)
                                                ===========      ===========


BASIC LOSS PER SHARE                            $     (1.75)     $     (4.50)
                                                ===========      ===========

BASIC WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES                               1,511,064          476,880
                                                ===========      ===========


                 The accompanying notes are an integral part of
                     these consolidated financial statements

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
             (FORMERLY WEBB MORTGAGE DEPOT, INC., AND SUBSIDIARIES)
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                                    ADDITIONAL
                       PREFERRED STOCK A   PREFERRED STOCK B       COMMON STOCK     Paid - In    ACCUMULATED SUBSCRIPTION
Description             Shares    Amount   Shares     Amount     Shares    Amount    Capital       Deficit   Receivables    Totals
                       --------  ------- ----------  -------- ----------  -------- -----------  ------------ ----------- -----------
BALANCE, JANUARY 1,
  2005                       --  $    --         --  $     --    409,572  $    410 $ 1,102,506  $   (806,903) $ (6,000) $   290,013

Common stock issued
  for cash                   --       --         --        --     61,537        61   1,066,239            --        --    1,066,300

Common stock issued
  for compensation           --       --         --        --      5,771         6      99,994            --        --      100,000

Effects of reverse
  merger                     --       --         --        --         --        --     149,432            --        --      149,432

Net loss for the
  year                       --       --         --        --         --        --          --    (2,148,008)       --   (2,148,008)
                       --------  ------- ----------  -------- ----------  -------- -----------  ------------  --------  -----------

BALANCE, DECEMBER 31,
  2005                       --  $    --         --  $     --    476,880  $    477 $ 2,418,171  $ (2,954,911) $ (6,000) $  (542,263)

Common stock issued
  for compensation           --       --         --        --     35,000        35      24,465            --        --       24,500

Common stock issued
  for conversion             --       --         --        --     30,200        30      30,170            --        --       30,200

Common stock issued
  for liability              --       --         --        --    844,828       845     843,983            --        --      844,828

Common stock issued
  for convertible
  debt                       --       --         --        --  1,015,455     1,015     608,258            --        --      609,273

Warrants issued in
   association with
   convertible debt          --       --         --        --         --        --      55,168            --        --       55,168

Preferred stock issued
   for dividend
   and liability        532,680      533         --        --         --        --   6,379,179    (6,179,712)       --      200,000

Preferred stock
  issued for
  compensation               --       --  1,000,000     1,000         --        --     379,000            --        --      380,000

Write off of
  subscription
  receivable                 --       --         --        --         --        --          --            --     6,000        6,000

Common stock issued
  for compensation           --       --         --        --    140,000       140      72,860            --        --       73,000

Net loss for the
  year                       --       --         --        --         --        --          --    (2,647,574)       --   (2,647,574)
                       --------  ------- ----------  -------- ----------  -------- -----------  ------------  --------  -----------

BALANCE, DECEMBER 31,
   2006                 532,680  $   533  1,000,000  $  1,000  2,542,363  $  2,542 $10,811,254  $(11,782,197) $     --  $  (966,868)
                       ========  ======= ==========  ======== ==========  ======== ===========  ============  ========  ===========


                 The accompanying notes are an integral part of
                     these consolidated financial statements

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                           2006          2005
                                                       -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES
   Net (loss)                                          $(2,647,574)   $(2,148,008)

ADJUSTMENTS TO RECONCILE NET (LOSS) TO NET CASH
(USED IN) OPERATING ACTIVITIES:
    Amortization of debt discount                           69,728
    Depreciation                                            48,488         19,977
    Other gains                                           (472,342)
    Write off of subscription receivable                     6,000
    Provision for bad debt                                 100,000             --
    Preferred stock issued for compensation                380,000             --
    Common stock issued for compensation                    97,500        100,000
CHANGES IN ASSETS AND LIABILITIES
   (Increase) in accounts receivable                      (193,122)      (145,756)
   Decrease (increase) in security deposit                   4,673          7,041
   Increase in accounts payable and accrued expenses        78,076         30,000
                                                       -----------    -----------

          TOTAL ADJUSTMENTS                                119,001         11,262

          NET CASH (USED IN) OPERATING ACTIVITIES       (2,528,573)    (2,136,746)
                                                       -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES
   Acquisition of property and equipment                   (41,151)      (143,042)
                                                       -----------    -----------
        NET CASH (USED IN) INVESTING ACTIVITIES            (41,151)      (143,042)
                                                       -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                  712,964      1,066,300
   Increase in mortgage payable                              9,452             --
   Proceeds from promissory note                                --         25,138
   Payment on promissory note                              (23,112)        (2,026)
   Proceeds from issuance of convertible debentures      1,819,205        515,000
   Proceeds from loan payable                              100,000             --
   Payment on loan payable                                 (60,000)            --
   Liability for stock to be issued                             --        467,127
   Payment on line of credit                                  (190)            --
                                                       -----------    -----------

          NET CASH PROVIDED BY FINANCING ACTIVITIES      2,558,319      2,071,539
                                                       -----------    -----------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                             (11,405)      (208,249)

CASH AND CASH EQUIVALENTS
    -BEGINNING OF YEAR                                     107,657        315,906
                                                       -----------    -----------

CASH AND CASH EQUIVALENTS
    - END OF YEAR                                      $    96,252    $   107,657
                                                       ===========    ===========




                 The accompanying notes are an integral part of
                     these consolidated financial statements

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                                  (CONTINUED)


                                                             2006       2005
                                                          ----------  ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

     Cash paid during the period for:
         Interest                                         $   21,506  $     152
                                                           ==========  =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INFORMATION:

   Preferred stock issued for compensation                $  380,000  $      --
                                                          ==========  =========

   Common stock issued for compensation                   $   97,500  $ 100,000
                                                          ==========  =========

   Common stock issued for debt conversion                $  639,473  $      --
                                                           ==========  =========

   Common stock issued for liability over cash received   $  131,864  $      --
                                                          ==========  =========

   Effects of the reverse merger with Webb Mortgage:
       Fixed Asset - house                                $       --  $ 647,432
       Mortgage payable                                           --   (450,000)
       Additional paid-in capital                                 --   (149,432)
       Line of credit                                             --    (48,000)
                                                          ----------  ---------
                                                          $       --  $      --
                                                          ==========  =========


                 The accompanying notes are an integral part of
                     these consolidated financial statements

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


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

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

         The new public entity "Medical Connections Holdings, Inc." has emerged as the parent company of Medical Connections, Inc., which will replace the Webb Mortgage Depot, Inc. As of December 31, 2006, the subsidiaries are inactive.

         The newly formed Medical Connections Holdings, Inc. trades on the NASDAQ OTC B/B as a fully reporting company under the ticker symbol MCTH.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The consolidated audited balance sheet for December 31, 2006 and 2005, and the consolidated statements of operations and cash flows for the years ended December 31, 2006 and 2005, includes Medical Connections Holdings, Inc., and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

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

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is determined to reduce the Company's receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Historically, the Company has not incurred any significant credit related losses. Management has determined that a $100,000 allowance is necessary at December 31, 2006.


         EQUIPMENT

         Equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, three to five years. Reviews are regularly performed to determine whether facts and circumstances exist that indicate the carrying amount of assets may not be recoverable or the useful life is shorter than originally estimated. The Company assesses the recoverability of its equipment by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

         If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives. When equipment is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations.

         ADVERTISING

         The Company's policy is to expense the costs of advertising and marketing as they are incurred. Advertising expense for the years ended December 31, 2006 and 2005 was $240,381 and $43,136 respectively.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


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

         Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and the company has adopted the enhanced disclosure provisions of SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123".

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

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AUDITED
                           DECEMBER 31, 2006 AND 2005


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

         EARNINGS (LOSS) PER SHARE OF COMMON STOCK

         Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AUDITED
                           DECEMBER 31, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         EARNINGS (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)

         Historical net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share
         (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be anti-dilutive

         The following is a reconciliation of the computation for basic and diluted EPS:

                                                   2006             2005
                                               ------------     -----------

         Net income (loss)                     $ (2,647,574)    $(2,148,008)
                                               ------------     -----------
         Weighted average
         Common shares outstanding (Basic)        1,511,064         476,880

         Weighted average
         Common stock equivalents
         Stock options                                   --              --
         Warrants                                        --              --
                                               ------------     -----------

         Weighted average
         Common shares (Diluted)                  1,511,064         476,880
                                               ============     ===========

         There are no common stock equivalents outstanding for the periods.

         REVENUE RECOGNITION

         The Company records its transactions under the accrual method of accounting whereby income gets recognized when the services are rendered and collection is reasonably assured.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


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

         RECLASSIFICATIONS

         Certain amounts at the December 31, 2005 were reclassified to conform to the 2006 presentation. These reclassifications had no effect on net loss for the periods presented.

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

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECENT ACCOUNTING PRONOUNCEMENTS

         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 155 will have on its financial position or results of operations.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, and an amendment of FASB Statement No. 140." SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECENT ACCOUNTING PRONOUNCEMENTS

         time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 156 will have on its financial position or results of operations.

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, ("FAS 157"). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

         The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statement No. 87, 88, 106 and 132(R), ("FAS 158") . This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company has not yet analyzed the impact FAS 158 will have on its financial condition, results of operations, cash flows or disclosures.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE 3-  PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at December 31, 2006 and 2005:

                                               2006           2005
                                            ---------      ---------
         Property and equipment             $ 842,626      $ 801,475
         Less: accumulated depreciation       (70,620)       (22,132)
                                            ---------      ---------
         Net book value                     $ 772,006      $ 779,343
                                            ---------      ---------


         Depreciation expense for the years ended December 31, 2006 and 2005 was $48,488 and $19,977 respectively.


NOTE 4 - LINE OF CREDIT

         The Company acquired through the reverse merger with Webb Mortgage Depot, Inc., a $50,000 line of credit with a bank. The line of credit bears interest at 11.25% as of December 31, 2006. The loan is due on demand and is secured by the assets of the Company with a guarantee by the President of the Company. As of December 31, 2006 the amount outstanding, including accrued interest was $47,810.

NOTE 5-  MORTGAGE PAYABLE

The Company, through its reverse merger with Webb Mortgage Depot, Inc., acquired a house and its corresponding mortgage payable. The house is secured by a home equity line of credit. The revolving line of credit is open ended with interest only payments made monthly. The term is set for fifteen years and the calculated monthly payments are based on prime plus 2.0%. At the end of the term a balloon payment will be due. As of December 31, 2006 the balance due is $459,452.

NOTE 6-  LIABILITY FOR STOCK TO BE ISSUED

         As of December 31, 2006, the Company has recorded $80,058 for the purchase of its common stock. Upon the issuance of the common stock the liability will be removed. The Company believes that the stock will be issued in the first quarter of 2007.

         MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
         (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE 7 - CONVERTIBLE DEBENTURES

         Medical Connections Holdings, Inc., and subsidiaries, during the year ended December 31, 2005, issued six convertible debentures at a rate of 8%, and during the nine months ended September 30, 2006 issued seven convertible debentures at 6.75% per year, and an additional forty-three at 6%. The convertible debentures are due on various dates during the year unless converted into common stock, at the option of the Company. As of December 31, 2006, the Company owed $1,162,997 on these convertible debentures, which is net of a debt discount in the amount of $216,208.

NOTE 8 - LOANS PAYABLE

         The Company originated a promissory note in the amount of $100,000 on June 2, 2006 with a stated maturity date of 60 days. The stated interest rate is 3% on all amounts repaid within 30 days, and 4% on all amounts repaid between the 31st and 60th day from execution. The default interest rate is 10%. As of December 31, 2006, the Company has paid $60,000 towards this obligation, consisting of a $3,000 finance fee payment and a $57,000 principal payment. The note was in default at December 31, 2006, and was remedied by the Company in the first quarter of 2007.

NOTE 9 - STOCKHOLDERS' EQUITY (DEFICIT)

         PREFERRED STOCK - A

         As of December 31, 2006, the Company has 1,000,000 shares of preferred stock authorized at $0.001 par value and 532,680 issued and outstanding.

         PREFERRED STOCK - B

         As of December 31, 2006, the Company has 1,000,000 shares of preferred stock authorized at $0.001 par value and 1,000,000 issued and outstanding.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE 9 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

         COMMON STOCK

         As of December 31, 2006, the Company has 25,000,000 shares of common stock authorized at $0.001 par value and 2,542,363 issued and outstanding.

         The following details the stock transactions for the twelve months ended December 31, 2006:

         The Company issued 35,000 shares in March 2006 to consultants at fair market value ($0.70) per share for a total cost of $24,500.

         The Company also issued 30,200 shares of its common stock in the second quarter 2006. The resulting value was equivalent to $30,200.

         The Company issued 1,015,455 shares of its common stock in the third quarter 2006. This was for the conversion of convertible debentures and interest valued at $609,273.

         The Company issued 844,828 shares of its common stock in the third quarter 2006. This was for the payment of stock to be issued valued at $844,828.

         The Company issued 140,000 shares of its common stock in the fourth quarter 2006 to consultants for a total costs of $73,000.

NOTE 10 - PROVISION FOR INCOME TAXES

         The Company accounts for income taxes using the liability method. At December 31, 2006 deferred tax assets consist of the following:

                                                             2006
                                                         -----------
         Deferred tax asset                              $ 1,680,746
         Less: valuation allowance                        (1,680,746)

         Net deferred tax assets                         $
                                                         -----------

         As of December 31, 2006, the Company had accumulated deficits approximating $5,602,485 available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in the future period.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE 11 - OPERATING LEASES

         The Company leases office space under a sixty-three month lease commencing January 1, 2005 with a renewal option for a five-year period. The lease did not take effect until March 2005 due to delays in construction. Monthly payments under the current lease are $8,173. According to the lease; the rent will increase by 3% each year. The Company is required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.

         The following is a schedule, by years, of future minimum rental payments required under this operating lease that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2006;

         For the periods ended                               Amount
         December 31,                                      Estimated
         ----------------------------                     ----------
         2007                                             $  101,016
         2008                                                104,047
         2009                                                107,168
         2010                                                 98,074
                                                          ----------
         Total minimum payments required                  $  410,305
                                                          ----------

NOTE 12 - DERIVATIVE LIABILITY

         In accordance with SFAS 133, "Accounting for derivative instruments and hedging activities" and EITF 00-19, "Accounting for derivative financial instruments indexed to, and potentially settled in, a Company's own stock", the conversion feature associated with the July 5, 2006 private placement convertible debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives in the amount of $230,769 as a liability in the accompanying consolidated balance sheet, and it is now measured at its estimated fair value of $204,151. The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
              (FORMERLY WEBB MORTGAGE DEPOT, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE 12 - DERIVATIVE LIABILITY (CONTINUED)



         Fair market value of stock                $           0.75
         Exercise price                            $           0.75
         Dividend yield                                        0.00%
         Risk free interest rate                               4.00%
         Expected volatility                                  40.00%
         Expected life                             0.5 to 1.0 years


NOTE 13 - GOING CONCERN

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

ITEM 8A. CONTROL AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2006, the end of the period covered by this Annual Report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The name, age, position and date of appointment of the Company's directors and executive officers are as follows:

   Name                      Age       Position(s                 Appointed
--------------------------------------------------------------------------------

Joseph Azzata                46        CEO/DIRECTOR               December 2005

Anthony Nicolosi             36        PRESIDENT/DIRECTOR         December 2005

Daniel L. Cammarano, II      45        CHIEF FINANCIAL OFFICER    December 2005

Luke Jansen                  42        VICE PRESIDENT             December 2005


         JOSEPH J. AZZATA, (46 ) Chief Executive Officer/Director. For nearly ten years, Mr. Azzata has been in the investment banking and brokerage industry, and in 1998 co-founded the firm of Emerson Bennett & Associates, Inc., of Fort Lauderdale, Florida, serving as COO. Emerson Bennett was later acquired by Cardinal Capital Management, Inc. where he continued to work until devoting all of his time to the operations of Medical Connections. As a founding member and CEO of Medical Connections, Mr. Azzata's responsibilities include raising capital, developing new client contacts, as well as developing new office locations, and structuring joint ventures with other staffing companies. Chief among Mr. Azzata's many tasks will be to forge strategic alliances with larger healthcare staffing organizations that may be interested in eventually acquiring Medical Connections.

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

         ANTHONY J. NICOLOSI, (36) President /Director. With more than 12 years experience in investment banking and brokerage, Mr. Nicolosi previously served as president and CEO of Capital Market Partners, Inc. in Pompano Beach, Florida. Mr. Nicolosi also served as a Financial Executive with Citicorp Investment Services of Dania Beach, Florida. Mr. Nicolosi is responsible for raising capital, developing clients and new locations for the Company, researching and effecting strategic acquisitions of other small staffing companies, assisting with international job fairs, supervising the operations of the Florida office and assuming responsibility for day-to-day operations including the execution of all policy objectives within budgetary guidelines. Mr. Nicolosi attended Southern Connecticut University for two years and Florida Atlantic University for two years.

         DANIEL L. CAMMARANO, III, (45) CFO: Mr. Cammarano has extensive background in the banking field. Before joining Medical Connections, Inc. in February 2005, he worked from September 2003 through February 2005 with Southtrust/Wachovia. Prior thereto, from February 1996 he worked with Citibank, FSB. In both of these positions, he worked as a senior financial advisor. Prior to joining, Citibank, Mr. Cammarano worked as a financial advisor for several several public companies. In February 2006, the NASD barred Mr. Cammarano from association with any member NASD firm pursuant to NASD Rule 9552(h).


         LUKE JANSEN (42) is has more than 15 years of managerial experience. Prior to joining Medical Connections, Inc., Mr. Jansen was the President of National Allied Consultants (a specialized allied health company), supporting the permanent recruiting needs of facilities throughout the country. Prior thereto, he served as the Director of Radiology for CompHealth Inc., where he led a team of recruiters. He also was Director of Physician Recruitment for Sea Change Inc., a national physician placement firm. Mr. Jansen holds a BS in Management from Albright University, and is currently working towards an MBA degree at Palm Beach Atlantic University.


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

ITEM 10. EXECUTIVE COMPENSATION.

         The following table discloses compensation paid during the fiscal year ended December 31, 2006 to (i) the Company's Chief Executive Officer, and (ii) individual(s) who were the only executive officers, other than the Chief Executive Officer, serving as executive officers at the end of 2003 whose total salary and bonus exceeded $100,000 (the "Named Executive Officers"). No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

NAME AND                                     SALARY            BONUS            STOCK
POSITION                   YEAR               ($)            ($) AWARD         DIVIDEND
------------------      ----------         ----------        ----------       ----------
                           2006            $150,000          $30,000(3)       $    (3)
Joseph Azzata              2005             108,000           80,500(2)
CEO                        2004              64,800              -0-               -0-


                           2006            $150,000          $30,000          $    (3)
Anthony Nicolosi           2005             108,000(1)        80,500              -0-
President                  2004              90,000(1)           -0-              -0-


Daniel                     2006            $ 96,000              -0-              -0-
Cammarano, III             2005            $ 80,000              -0-              -0-
CFO                        2004              68,000              -0-              -0-


Luke Jansen                2006            $138,000              -0-          $    (3)
                           2005             110,000              -0-              -0-
                           2004              40,000              -0-              -0-

                           2006            $      0          $     0          $     0
Byron J. Webb              2005             100,000                0                0
Former                     2004              75,000                0                0
CEO/CFO

------------
(1) Payments to Mr. Nicolosi includes payments made to his management company, AJP Capital Corp.

(2) Before our acquisition of Medical Connections, Inc., Joseph Azzata and Anthony Nicolosi, the founders of Medical Connections, Inc. received a salary of $108,000 per year. They were also paid a quarterly bonus of $25,000 during the first three quarters of the year and bonus of $5,500 for the fourth quarter of 2005. During 2006, both Mr. Azzata and Mr. Nicolosi will receive a base salary of up to $200,000 per year.

(3) During 2006 we declared a stock dividend of our Series A preferred Shares. As a result of this stock dividend, both Mr. Nicolosi and Mr. Azzata received 164,475 shares of our Series A Preferred Shares and Mr. Jansen received 8,224 shares of our Series A Preferred Shares.

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

STOCK OPTIONS GRANTED IN LAST FISCAL YEAR

         During the fiscal years ended December 31, 2006 and 2005, we did not grant any options to any of our officers or directors. During fiscal 2006 and 2005 , none of our officers nor directors exercised any options.

EMPLOYMENT AGREEMENTS

         Our current officers and directors, Anthony Nicolosi, Joseph Azzata and Daniel Cammarano are all employed pursuant to oral agreements with the Company. Currently, both Mr. Nicolosi and Mr. Azzata receive an annual salary of $200,000. Mr. Cammarano receives an annual compensation of $96,000.

         In addition to the annual compensation our officers receive health insurance coverage.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         SECURITY OWNERSHIP OF MANAGEMENT & CERTAIN BENEFICIAL OWNERS

         The following table sets forth information regarding the beneficial ownership of our shares of common stock at March 15, 2007 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise specified, we believe that all persons listed in the table possess sole voting and investment power with respect to all shares of our common stock beneficially owned by them. As of March 28, 2007 we had approximately 10,171,105 shares of common stock issued and outstanding not including a total of 3,640,210, shares which are issuable on the conversion of the 191,590 shares of our Series A Preferred Shares which are currently issued and outstanding. Upon the conversion of all Series A Preferred Shares, there will be a total of approximately 13,663,283 shares of our Common Stock issued and outstanding excluding any shares issued as a result of this offering.

                           NUMBER OF SHARES
NAME                    BENEFICIALLY OWNED (A)            PERCENT OF CLASS
--------------------------------------------------------------------------------
Joseph Azzata                 3,289,500                        32.4%

Anthony Nicolosi              3,289,500                        32.4%

Daniel Cammarano III                -0-                         -0-

Luke Jansen                    164,480
                                                                1.7%

(All executive officers)     6,743,480                         66.5%

------------
(a)  Assumes conversion of all Series A shares.

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

         We have also entered into oral employment agreements with our current executive officers Anthony Nicolosi, Joseph Azzata and Daniel Cammarano, III which provide for annual compensation of $200,000, $200,000 and $96,000 respectively.

         Anthony Nicolosi and Daniel Cammarano are cousins. The amount of compensation paid to Mr. Cammarano reflects the fair market value of his services.

Subsequent Events

         In March 2007 the Company appointed Brian Q. Quillein as its co-chief financial officer. Mr. Cammarano has advised us that following the filing of our annual report he intends to tender his resignation for personal reasons. Upon the effective date of his resignation, Mr. Quillein will become our chief financial officer. The resignation of Mr. Cammarano is for personal reasons

         Mr. Quillein, age 39, has significant experience in the medical staffing area having worked for NursesPRN, a provider of nursing care to hospitals and their patients throughout the world. From 2002 until 2003 he worked for Polymedica, a pharmaceutical company, offering pills, liquids, and other products. From 1992-2002, he worked for Knightlight Computer Services. Mr. Quillein will receive an annual salary of $110,000 per year.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

         A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b) Reports on Form 8-K

         During the fourth quarter of 2006, no reports on Form 8-k were filed with the Securities and Exchange Commission.

ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES

         AUDIT FEES. The aggregate fees billed for professional services rendered was $42,500 and $24,000 for the audit of our annual financial statements for the fiscal years ended December 31, 2006 and 2005, respectively, and the reviews of the financial statements included in our Forms 10-QSB for those fiscal years.

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

         ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended December 31, 2006 and 2005.

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

         The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2005 with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2006, for filing with the Securities and Exchange Commission.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MEDICAL CONNECTIONS HOLDINGS, INC.


Date: April 10, 2007


                                            By: /s/ Joseph Azzata
                                                --------------------------------
                                                Joseph Azzata,
                                                CEO and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Joseph Azzata                                     Date: April 10, 2007
    ---------------------------
    Joseph Azzata
    CEO/ Director


/s/  Anthony Nicolosi                                     Date: April 10, 2007
-------------------------------
    Anthony Niciolosi
    President/Director

/s/  Daniel L. Cammarano, III                             Date: April 10, 2007
-------------------------------
     Daniel L. Cammarano, III

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

4.1*           Form of Convertible Debenture

4.2*           Form of Warrant

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