Form 10QSB
period 2007-03-31
MEDICAL CONNECTIONS HOLDINGS, INC.
filed 2007-05-15
CIK 1140303

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

                  For the quarterly period ended March 31, 2007

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

   10,261,209 shares of Common Stock, $.001 par value as of May 9, 2007

================================================================================

                                      INDEX


PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheet as at March 31, 2007
         (unaudited)

         Condensed Consolidated Statement of Operations for the
         Three Months Ended March 31, 2007 and March 31, 2006
         (unaudited)

         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended  March 31, 2007 and March 31, 2006
         (unaudited)

         Notes to Interim Financial Statements as of March 31, 2007
         (unaudited)

Item 2   Management's Discussion and Analysis or Plan of Operations

Item 3   Controls and Procedures

Exhibits

               MEDICAL CONNECTIONS HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEET-UNAUDITED
                                 MARCH 31, 2007

                                     ASSETS

CURRENT ASSETS
    Cash                                                                       $    736,276
    Accounts receivable, net                                                        501,761
                                                                               ------------
         TOTAL CURRENT ASSETS                                                     1,238,037
                                                                               ------------

PROPERTY AND EQUIPMENT
    Property and equipment                                                          843,585
    Less: accumulated depreciation                                                  (82,742)
                                                                               ------------
         NET PROPERTY AND EQUIPMENT                                                 760,843
                                                                               ------------

OTHER ASSETS
    Security deposit                                                                 28,540
                                                                               ------------

TOTAL ASSETS                                                                   $  2,027,420
                                                                               ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Line of credit                                                              $     47,810
   Convertible debentures, net                                                    2,756,016
   Fair Value Derivative                                                            519,446
   Liability for stock to be issued                                                  65,058
   Accounts payable and accrued expenses                                            225,438
                                                                               ------------
          TOTAL CURRENT LIABILITIES                                               3,613,768
                                                                               ------------

LONG-TERM LIABILITIES
   Mortgage payable                                                                 459,452
                                                                               ------------

          TOTAL LIABILITIES                                                       4,073,220
                                                                               ------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, Class A, $.001 par value; 1,000,000 shares authorized,
     183,366 issued and outstanding                                                     184
   Preferred stock, Class B, $.001 par value; 1,000,000 shares authorized,
     1,000,000 issued and outstanding                                                 1,000
   Common stock, $.001 par value, 25,000,000 shares authorized,
     10,194,329 shares issued and outstanding                                        10,194
   Additional paid-in capital                                                    11,281,154
   Accumulated deficit                                                          (13,338,332)
                                                                               ------------

          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                   (2,045,800)
                                                                               ------------

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY (DEFICIT)                          $  2,027,420
                                                                               ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

               MEDICAL CONNECTIONS HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS-UNAUDITED
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006


                                                    2007             2006
                                                -----------      -----------
REVENUES                                        $ 1,147,829      $   243,739
                                                -----------      -----------

OPERATING EXPENSES
   Advertising and marketing                         87,484           44,343
   Administrative and other                         148,211           92,894
   Contract Labor                                   261,565          104,090
   Compensation and consulting                      542,760          265,000
   Costs of staffing business                       603,819               --
   Outside services                                  26,095           10,832
   Payroll                                          609,321          320,199
   Payroll taxes                                      3,641           43,664
   Professional fees                                 41,691           60,271
   Rent                                              28,544           24,424
   Telephone                                         17,498           17,938
   Travel and entertainment                          46,235           21,620
   Depreciation                                      12,122           11,000
                                                -----------      -----------
          TOTAL OPERATING EXPENSES                2,428,986        1,016,275
                                                -----------      -----------

   NET (LOSS) BEFORE OTHER INCOME (EXPENSE)      (1,281,157)        (772,536)
                                                -----------      -----------

   OTHER INCOME (EXPENSE)
         Interest income                                183              118
         Interest expense                          (174,676)         (41,506)
         Amortization of debt discount             (100,508)              --
         Other Income (Expense)                          23               --
         Rental income                                   --            3,600
                                                -----------      -----------
          TOTAL OTHER INCOME/(EXPENSE)             (274,978)         (37,788)

   NET (LOSS) BEFORE
   PROVISION FOR INCOME TAXES                    (1,556,135)        (810,324)
         Provision for income taxes                                       --
                                                -----------      -----------

NET (LOSS) APPLICABLE TO
   COMMON SHARES                                $(1,556,135)     $  (810,324)
                                                ===========      ===========


BASIC LOSS PER SHARE                            $     (0.25)     $     (1.66)
                                                ===========      ===========

BASIC WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES                               6,343,356          488,546
                                                ===========      ===========




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

               MEDICAL CONNECTIONS HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

                                                             2007             2006
                                                         -----------      -----------
CASH FLOW FROM OPERATING ACTIVITIES
   Net (loss)                                            $(1,556,135)     $  (810,324)

ADJUSTMENTS TO RECONCILE NET (LOSS) TO NET CASH
(USED IN) OPERATING ACTIVITIES:
    Amortization of debt discount                            100,509               --
    Depreciation                                              12,122           11,000
    Common stock issued for compensation                     380,000          245,000
CHANGES IN ASSETS AND LIABILITIES
   (Increase) in accounts receivable                        (262,883)         (10,399)
   Decrease (increase) in security deposit                        --             (500)
   Increase in accounts payable and accrued expenses         117,362           25,800
                                                         -----------      -----------

          TOTAL ADJUSTMENTS                                  347,110          270,901

          NET CASH (USED IN) OPERATING ACTIVITIES         (1,209,025)        (539,423)
                                                         -----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES
   Acquisition of property and equipment                        (959)          (6,438)
                                                         -----------      -----------
        NET CASH (USED IN) INVESTING ACTIVITIES                 (959)          (6,438)
                                                         -----------      -----------

CASH FLOW FROM FINANCING ACTIVITIES
   Increase in mortgage payable                                   --            9,000
   Payment on promissory note                                     --           (6,129)
   Proceeds from issuance of convertible debentures        1,890,008          255,000
   Payment on loan payable                                   (40,000)              --
   Liability for stock to be issued                               --          301,185
                                                         -----------      -----------

          NET CASH PROVIDED BY FINANCING ACTIVITIES        1,850,008          559,056
                                                         -----------      -----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                               640,024           13,195

CASH AND CASH EQUIVALENTS
    -BEGINNING OF PERIOD                                      96,252          107,657
                                                         -----------      -----------

CASH AND CASH EQUIVALENTS
    - END OF PERIOD                                      $   736,276      $   120,852
                                                         ===========      ===========








              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

               MEDICAL CONNECTIONS HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED
                                   (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

                                                             2007             2006
                                                         -----------      -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

     Cash paid during the period for:
          Interest                                       $   152,238      $    21,506
                                                         ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INFORMATION:

    Preferred stock issued for compensation              $        --      $        --
                                                         ===========      ===========

    Common stock issued for compensation                 $   380,000      $   245,000
                                                         ===========      ===========
















              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                             MARCH 31, 2007 AND 2006


NOTE 1 -   ORGANIZATION AND BASIS OF PRESENTATION

           The condensed consolidated unaudited interim financial statements included herein have been prepared by Medical Connections Holdings, Inc. and Subsidiaries (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. For further information, these financial statements and related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2006 and the accompanying notes thereto. Certain information and footnote disclosures normally included in financial statement prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make information presented not misleading. The result of the three months ended March 31, 2007 may not be indicative of the results for the entire year.

           These condensed consolidated unaudited financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained herein.

           Medical Connections Holdings, Inc., and subsidiaries, (the "Company") is an employment and executive search firm that will provide recruiting services to its clients within the healthcare and medical industries. The Company was formed in Florida on November 26, 2002 for the purpose of specializing in the recruitment and placement of healthcare professionals in a variety of employment settings.

           Webb Mortgage Depot, Inc., was incorporated in the State of Florida on May 11, 1999 to implement a corporate reorganization. On February 4, 2000, effective March 31, 2000, Depot acquired Webb Mortgage Corp., and Webb Mortgages Services Corporation.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                             MARCH 31, 2007 AND 2006


NOTE 1 -   ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

           The new public entity "Medical Connections Holdings, Inc." has emerged as the parent company of Medical Connections, Inc. along with a newly formed entity called Omega Capital Solutions, Inc., which will replace the Webb Mortgage Depot, Inc. brand. As of March 31, 2007, the subsidiaries are inactive.

           The newly formed Medical Connections Holdings, Inc. trades on the NASDAQ OTC B/B as a fully reporting company under the ticker symbol MCTH.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                             MARCH 31, 2007 AND 2006


NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           PRINCIPLES OF CONSOLIDATION

           The condensed consolidated balance sheet for March 31, 2007 and condensed consolidated statements of operations and cash flows for the three months ended March 31, 2007 and 2006 includes Medical Connections Holdings, Inc., and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

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

           ALLOWANCE FOR DOUBTFUL ACCOUNTS

           Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is determined to reduce the Company's receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Historically, the Company has not incurred any significant credit related losses. Management has determined that no allowance is necessary at March 31, 2007.

           ADVERTISING

           The Company's policy is to expense advertising and marketing costs as they are incurred. Advertising expense, for the three months ended, March 31, 2007 and 2006, were $87,484 and $44,343, respectively.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                             MARCH 31, 2007 AND 2006


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

           INCOME TAXES

           The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting of income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

           START-UP COSTS

           In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                             MARCH 31, 2007 AND 2006


NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           STOCK-BASED COMPENSATION

           Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and have adopted the enhanced disclosure provisions of SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of SFAS No. 123".

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

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                             MARCH 31, 2007 AND 2006


NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

           The following is a reconciliation of the computation for basic and diluted EPS:

                                                       2007             2006
                                                    -----------     -----------

       Net income (loss)                            $(1,556,135)    $  (810,324)
                                                    -----------     -----------

       Weighted average common shares
         outstanding (Basic)                          6,343,356         488,546

       Weighted average common stock equivalents
           Stock options                                     --              --
           Warrants                                          --              --
                                                    -----------     -----------

       Weighted average common shares
         outstanding (Diluted)                        6,343,356         488,546
                                                    ===========     ===========

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                             MARCH 31, 2007 AND 2006


NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

           RECLASSIFICATIONS

           Certain amounts at March 31, 2006 were reclassified to conform to the 2007 presentation. These reclassifications had no effect on net loss for the periods presented.

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

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                             MARCH 31, 2007 AND 2006


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

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                             MARCH 31, 2007 AND 2006


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

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                             MARCH 31, 2007 AND 2006


NOTE 3-  PROPERTY AND EQUIPMENT

                  Property and equipment consist of the following at March 31, 2007:

                                                    2007
                                                 ---------

           Property and equipment                $ 843,585
           Less:  accumulated depreciation         (82,742)
                                                 ---------

           Net book value                        $ 760,843
                                                 =========

           Depreciation expense for the three months ended March 31, 2007 was $12,112.

NOTE 4 -   LINE OF CREDIT

           The Company acquired through the reverse merger with Webb Mortgage Depot, Inc., a $50,000 line of credit with a bank. The line of credit bears interest at 10.50% as of March 31, 2007. The loan is due on demand and is secured by the assets of the Company with a guarantee by the President of the Company. As of March 31, 2007 the amount outstanding, including accrued interest was $47,810.

NOTE 5-    MORTGAGE PAYABLE

           The Company, through its reverse merger with Webb Mortgage Depot, Inc., acquired a house and its corresponding mortgage payable. The house is secured by a home equity line of credit. The revolving line of credit is open ended with interest only payments made monthly. The term is set for fifteen years and the calculated monthly payments are based on prime plus 2.0%. At the end of the term a balloon payment will be due. As of March 31, 2007 the balance due is $459,452.

NOTE 6-    LIABILITY FOR STOCK TO BE ISSUED

           As of March 31, 2007, the Company has recorded $65,058 for the purchase of its common stock. Upon the issuance of the common stock the liability will be removed. The Company believes that the stock will be issued in the second quarter of 2007.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                             MARCH 31, 2007 AND 2006


NOTE 7 -   CONVERTIBLE DEBENTURES

           Medical Connections Holdings, Inc., and subsidiaries, during the year ended December 31, 2005, issued six convertible debentures at a rate of 8%, and during the year ended December 31, 2006 issued seven convertible debentures at 6.75% per year, and an additional 99 at 6%. During the first quarter of 2007, an additional 102 convertible debentures were issued at 6 %. The convertible debentures are due on various dates during the year unless converted into common stock, at the option of the Company. As of March 31, 2007, the Company owed $3,269,214 on these convertible debentures, which is net of a debt discount in the amount of $513,198. These convertible debentures will be paid in shares of common stock of the Company.

NOTE 8 -   STOCKHOLDERS' EQUITY (DEFICIT)

           PREFERRED STOCK - A

           As of March 31, 2007, the Company has 1,000,000 shares of its preferred stock Class A authorized at $0.001 par value and 183,366 issued and outstanding.

           The following details the stock transactions for the three months ended March 31, 2007:

           The Company converted 349,314 shares of its preferred stock into 6,636,966 shares of its common stock per the Preferred Stock Agreement.

           PREFERRED STOCK - B

           As of March 31, 2007, the Company has 1,000,000 shares of its preferred stock Class B authorized at $0.001 par value and 1,000,000 issued and outstanding.

           COMMON STOCK

           As of March 31, 2007, the Company has 25,000,000 shares of its common stock authorized at $0.001 par value and 10,194,329 issued and outstanding.

           The following details the stock transactions for the three months ended March 31, 2007:

           On January 27, 2007 we issued 1,000,000 shares of our Common Stock, to an employee, for services rendered, at $ 0.38 per share fair market value, for a total cost of $ 380,000.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                             MARCH 31, 2007 AND 2006


           COMMON STOCK (CONTINUED)

           The Company converted 349,314 shares of its preferred stock into 6,636,966 shares of its common stock per the Preferred Stock Agreement.

           The Company issued 15,000 shares in March 2007 for a previous liability at a cost of $15,000.


NOTE 9 -   PROVISION FOR INCOME TAXES

           The Company accounts for income taxes using the liability method. At March 31, 2007 deferred tax assets consist of the following:

                                                2006
                                            -----------
           Deferred tax asset               $ 2,147,586

           Less: valuation allowance         (2,147,586)
                                            -----------

           Net deferred tax assets          $        --
                                            ===========

           As of March 31, 2007, the Company had accumulated deficits approximating $7,158,620 available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in the future period.


NOTE 10 -  OPERATING LEASES

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

           The following is a schedule by years of future minimum rental payments required under operating lease that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2007:

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                             MARCH 31, 2007 AND 2006


NOTE 10 -  OPERATING LEASES (CONTINUED)

           For the periods ending
           March 31,                                   Estimated
                                                       ---------

               2007                                       94,468
               2008                                       97,269
               2008                                      100,193
                                                       ---------

           Total minimum payments required             $ 291,930
                                                       =========


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

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                             MARCH 31, 2007 AND 2006


NOTE 12 -  DERIVATIVE LIABILITY

           In accordance with SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" and EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK", the conversion feature associated with the July 5, 2006 private placement convertible debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives in the amount of $513,198 as a liability in the accompanying consolidated balance sheet, and it is now measured at its estimated fair value of $519,446. The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

           Fair market value of stock                              $  0.75
           Exercise price                                          $  0.75
           Dividend yield                                            0.00%
           Risk free interest rate                                   4.00%
           Expected volatility                                      40.00%
           Expected life                                 0.5 to 1.0 years


ITEM 1A.   RISK FACTORS

         Except as stated herein, there have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-KSB.

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

         On June 21, 2006 we filed with the Florida Secretary of State a certificate of amendment to our articles of incorporation. The amended articles provide for the issuance of up to one million shares of our Series A preferred Shares and up to one million shares of our Series B preferred shares. The Series A preferred shares grant the holders thereof the right to convert each share of Series A Preferred Stock into nineteen (19) shares (the "Conversion Ratio")of the Company's Common Stock at any time following December 31, 2006. The Conversion Ratio is subject to adjustment in the event of any recapitalization or reorganization. Holders of the Series A preferred shares shall be entitled to one vote per share for each Series A Preferred Share beneficially owned on all matters brought to a vote of the holders of the Common Stock

         The Holders of the Series A Preferred Shares will be required to tender the Series A Preferred Share Certificate to the Company for redemption prior to issuance of any shares of Common Stock. On July 10, 2006 we issued 542,080 shares of our Series A Preferred Shares to our shareholders of record as of July 3, 2006, including 164,475 shares of our Series A Preferred Shares to our current president, Anthony Nicolosi, and our current chief executive officer, Joseph Azzata. These shares were subsequently converted into 3,125,025 (6,250,050 in total) shares of our Common Stock. As of May 9, 2007 we had 179,846 shares of our Series A preferred shares issued and outstanding, the balance having converted into 6,882,446 shares of our Common Stock.

         Holders of the Series B preferred shares shall be entitled to ten votes per share for each Series B Preferred Share beneficially owned on all matters brought to a vote of the holders of the Common Stock. In August 2006, we authorized a total of one million (1,000,000) shares of our Series B Preferred Shares (500,000 Series B Preferred Shares each) each to Anthony Nicolosi and Joseph Azzata.

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

About Medical Connections:

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

COMPARISON OF OPERATING RESULTS FOR THE QUARTER ENDED MARCH 31, 2007 TO THE QUARTER ENDED MARCH 31, 2006

Revenues and Expenses

         For the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, we had revenues of $1,147,829 as compared to $243,739 for the three months ended March 31, 2006, an increase of more than 370%. %. The primary reasons for this increase in revenues is a growing number of medical placements. As our operations have expanded, an increasing number of medical professionals have sought to utilize our services. With a growing presence in the medical staffing community, we have also been able to secure contracts from medical facilities which were not previously available to us.


Operating Expenses

         Our total operating expenses increased from $1,016,275 to $2,428,986. Our most significant expenses are directly related to our staffing requirements. Our payroll expense increased from $320,199 to $609,321. We recorded costs related to our staffing business of $603,819 and had no comparable expense for the three months ended March 31, 2006. Contract labor increased from $104,090 to $261,565. We expect payroll and employee related expenses to continue to increase as our operations increase.

         We incurred $174,676 in interest expense as compared to $41,506 for the comparable period in 2006. The majority of this expense is attributable to our borrowing costs associated with the convertible debentures that we have issued.

         Our advertising costs almost doubled during this quarter as compared to the comparable quarter in 2006, increasing from $44,343 to $87,484 and our administrative expenses increased from $92,894 to $148,211.

Net Loss

         We incurred a loss from operations totaling $(1,556,135) as compared to operating losses totaling $(810,324) in the comparable prior period in 2006. Our loss per share for the three months ended March 31, 2007 was $(0.25) as compared to a loss per share of $(1.66) during the comparable period in 2006. The principal reason for the significant decrease in our Net Loss per share, as calculated on a weighted average number of shares outstanding (see Footnote 2) was a significant increase in the weighted average number of issued and outstanding shares of Common Stock from approximately 488,546 to 6,343,356. Management remains pleased with its revenue growth and hopes to continue to expand its operations. As operations grow, name recognition and recurring agreements with existing clients should help reduce operating costs. However, there can be no assurance that this will be the case and with no recurring source of income, the Company will require additional financing to continue as a going concern.

Liquidity and Capital Resources

         We use available finances to fund ongoing operations. In addition, we have relied upon the sale of our convertible debt instruments. We use these funds for general and administrative purposes.

Assets and Liabilities

         As of March 31, 2007, we had cash of $736,276 and accounts receivable of $501,761. Our total current assets were $1,238,037. We have property and equipment totaling $843,585 less accumulated depreciation of $82,742 for a total of $760,843. This figure includes a home which the Company owns in North Carolina. The Company is not currently renting this house. As a result, management is trying to identify a potential rental candidate to offset carrying costs or possibly selling the property. Our total assets were recorded at a value of $2,027,420.

         We have current liabilities totaling $3,613,768 which results in a working capital deficit (current assets less current liabilities) of $2,375,731. The majority of our outstanding current liabilities is the result of securities which have been issued or which we are obligated to issue. Specifically, we currently owe $2,756,016 pursuant to our outstanding convertible debt instruments and have recorded $519,446 as a derivative liability. These debt instruments will be due and payable at various times for the next twelve months. It is currently anticipated that the Company will satisfy its obligations to the debenture holders by issuing them shares of its Common Stock at the lesser of a fixed conversion price of either $.75 or $1.00 per share or 90% of the closing bid price of the Company's Common Stock on the date of conversion. The issuance of additional shares of Common Stock will result in further dilution to the shareholders.

         As a result of the foregoing, we believe that we have sufficient funds to satisfy all outstanding current liabilities which will require any cash payments.

         Our total liabilities are $4,073,220 and we have an accumulated deficit of $13,338,332.

Subsequent Events

         On May 11, 2007 we satisfied in full our outstanding line of credit.

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

                           PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS.

         There have been no changes or developments in any legal proceedings which have been filed against the Company. For a complete description of all legal proceedings which are currently pending, you are urged to read our Form 10-KSB which was filed with the Securities and Exchange Commission on April 12, 2007.


ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES


During the quarter ended March 31, 2007 we issued the following securities:

         At various dates during the quarter, we issued a total of 6,636,966 shares of our Common Stock to holders of our Series A Preferred Shares. The issuance of our shares of Common Stock represents the conversion of 349,314 shares of our Series A Preferred Shares. The Series A Preferred Shares were received by the holders as a result of a stock dividend to the holders of record of our common stock as of July 10, 2006. Each Series A Preferred Share is convertible into 19 shares of our Common Stock.

         On January 27, 2007 we issued 1,000,000 shares of our Common Stock to one of our employees for services rendered.

         On March 26, 2007 we issued 15,000 shares of our common stock representing the conversion of a convertible debt instrument.

         Also during the quarter ended March, 31, 2006, pursuant to a private placement of the Company's securities, we issued a total of 102 convertible debentures for an aggregate value of $1,890,100. The convertible debentures carry an outstanding interest rate of 6% per annum and are convertible into shares of the Company's common stock at the lesser of a fixed conversion price or 90% of the closing bid price of the Company's Common Stock on the date of conversion.

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

 ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted during the quarter ended March 31, 2007 to a vote of the Company's securities holders.

ITEM 5.    EXHIBITS AND REPORT ON FORM 8-K

         There were no reports filed on Form 8-k during the period covered by this report.

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


Date:  May 14, 2007


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


By: /s/ Joseph Azzata                                 Date:  May 14, 2007
    ---------------------------
    Joseph Azzata
    CEO/ Director


/s/  Anthony Nicolosi                                 Date:  May 14, 2007
------------------------------
    Anthony Nicolosi
    President/Director

/s/  Brian Quillen                                    Date:  May 14, 2007
------------------------------
Brian Quillen