Form 10QSB
period 2007-06-30
MEDICAL CONNECTIONS HOLDINGS, INC.
filed 2007-08-14
CIK 1140303

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                   FORM 10-QSB

                                  -------------

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                          Commission File No. 333-72376

                       MEDICAL CONNECTIONS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

         Florida                                              65-0920373
--------------------------------                         -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

2300 Glades Road Suite 202 E
Boca Raton, Florida                                              33431
--------------------------------                         -------------------
(Address of principal executive office)                       (Zip Code)


Registrant's telephone number, including area               (561) 353-1110
code:


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

     11,905,259 shares of Common Stock, $.001 par value as of July 31, 2007

================================================================================

                                      INDEX

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

         Condensed Consolidated Balance Sheet as at June 30, 2007 (unaudited)

         Condensed Consolidated Statements of Operations for the Six and Three Months Ended June 30, 2007 and June 30, 2006 (unaudited)

         Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and June 30, 2006 (unaudited)

         Notes to Condensed Consolidated Financial Statements as of June 30, 2007 (unaudited)

Item 2   Management's Discussion and Analysis or Plan of Operations

Item 3   Controls and Procedures

Exhibits


                          PART II. - OTHER INFORMATION

Item 1   Legal Proceedings

         There have been no changes or developments in any legal proceedings which have been filed against the Company. For a complete description of all legal proceedings which are currently pending. You are urged to read our Form 10-KSB which was filed with the Securities and Exchange Commission on April 12, 2007.

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds

Item 3   Defaults upon senior securities

Item 4   Submission of matters to a vote of security holders

Item 5   Other information

Item 6   Exhibits and reports on Form 8-K

                         PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements


               MEDICAL CONNECTIONS HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (UNAUDITED) June 30, 2007

                                     ASSETS

CURRENT ASSETS
    Cash                                                                      $    793,692
    Accounts receivable, net                                                       455,389
                                                                              ------------
         Total current assets                                                    1,249,081
                                                                              ------------

PROPERTY AND EQUIPMENT
    Property and equipment                                                         238,864
    Less: accumulated depreciation                                                (101,207)
                                                                              ------------
         Net property and equipment                                                137,657
                                                                              ------------

OTHER ASSETS
    Investment Property                                                            647,432
    Security deposit                                                                28,541
                                                                              ------------

TOTAL ASSETS                                                                  $  2,062,711
                                                                              ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Convertible debentures, net                                                $  3,146,290
   Fair value derivative                                                           276,814
   Liability for stock to be issued                                                279,031
   Accounts payable and accrued expenses                                           222,991
                                                                              ------------
          Total current liabilities                                              3,925,126
                                                                              ------------
LONG-TERM LIABILITIES
   Mortgage payable                                                                459,452
                                                                              ------------
          Total liabilities                                                      4,384,578
                                                                              ------------
STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, Class A, $.001 par value; 50,000,000 shares authorized,
     166,996 issued and outstanding                                                    167
   Preferred stock, Class B, $.001 par value; 50,000,000 shares authorized,
     1,000,000 issued and outstanding                                                1,000
   Common stock, $.001 par value, 25,000,000 shares authorized,
     11,319,859 shares issued and outstanding                                       11,320
   Additional paid-in capital                                                   12,071,033
   Accumulated deficit                                                         (14,405,387)
                                                                              ------------
          Total stockholders' equity (deficit)                                  (2,321,867)
                                                                              ------------
TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY (DEFICIT)                         $  2,062,711
                                                                              ============

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

               MEDICAL CONNECTIONS HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006

                                                     SIX MONTHS ENDED               THREE MONTHS ENDED
                                                         JUNE 30,                       JUNE 30,
                                                  2007            2006            2007            2006
                                              ------------    ------------    ------------    ------------
REVENUES                                      $  2,078,793    $    695,826    $    930,964    $    452,087
                                              ------------    ------------    ------------    ------------

OPERATING EXPENSES
   Advertising and marketing                       184,862          93,820          97,378          49,477
   Administrative and other                        274,460         124,856         126,249          31,954
   Staffing compensation & relocation expense    1,200,090         248,256         596,271         171,227
   Depreciation                                     30,587          24,540          18,465          13,540
   Outside services                                 75,160          20,962          49,065          10,130
   Payroll                                       2,450,847       1,192,119       1,033,560         536,202
   Professional fees                               117,615          68,768          75,924           8,497
   Rent                                             63,665          67,256          35,121          42,832
   Telephone                                        40,804          38,948          23,306          21,011
   Travel and entertainment                         88,665          51,629          42,430          30,009
                                              ------------    ------------    ------------    ------------
          Total operating expenses               4,526,752       1,931,154       2,097,766         914,879
                                              ------------    ------------    ------------    ------------

   NET OPERATING LOSS                           (2,447,959)     (1,235,328)     (1,166,802)       (462,792)
                                              ------------    ------------    ------------    ------------

   OTHER INCOME (EXPENSE)
         Gain on revaluation of derivatives        310,736              --         310,736              --
         Amortization of debt discount                  --              --              --              --
         Interest expense                         (491,374)        (83,392)       (216,190)        (41,886)
         Interest income                               183             257               0             139
         Other                                          --              --             (23)             --
         Rental income                                  --           7,200              --           3,600
         Dividend income                             5,225              --           5,225              --
                                              ------------    ------------    ------------    ------------
          Total other income/(expense)            (175,231)        (75,935)         99,748         (38,147)
                                              ------------    ------------    ------------    ------------

   NET (LOSS) BEFORE
   PROVISION FOR INCOME TAXES                   (2,623,190)     (1,311,263)     (1,067,055)       (500,939)
         Provision for income taxes                     --              --              --              --
                                              ------------    ------------    ------------    ------------


NET LOSS                                      $ (2,623,190)   $ (1,311,263)   $ (1,067,055)   $   (500,939)
                                              ============    ============    ============    ============


BASIC LOSS PER SHARE                          $      (0.31)   $      (2.56)   $      (0.10)   $      (0.93)
                                              ============    ============    ============    ============

BASIC WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES                              8,408,286         511,753      10,441,304         537,013
                                              ============    ============    ============    ============

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

               MEDICAL CONNECTIONS HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006

                                                     SIX MONTHS ENDED  SIX MONTHS ENDED
                                                         JUNE 30,          JUNE 30,
                                                          2007               2006
                                                      -----------        -----------
CASH FLOW FROM OPERATING ACTIVITIES
   Net (loss)                                         $(2,623,190)       $(1,311,263)
                                                      -----------        -----------

Adjustments to reconcile net (loss) to net cash
 (used in) operating activities:
    Amortization of debt discount                         299,175                 --
    Increase in fair value derivative                      72,663
    Depreciation                                           30,587             24,540
    Common stock issued for compensation                  380,000            245,000
Changes in assets and liabilities
   Accounts receivable                                   (216,511)          (168,666)
   Security deposit                                            --             (1,470)
   Accounts payable and accrued expenses                  114,915             54,993
                                                      -----------        -----------
          Total adjustments                               680,829            154,397
                                                      -----------        -----------
          Net cash (used in) operating activities      (1,942,361)        (1,156,866)
                                                      -----------        -----------

CASH FLOW FROM INVESTING ACTIVITIES
   Acquisition of property and equipment                  (43,670)            (8,722)
                                                      -----------        -----------
        Net cash (used in) investing activities           (43,670)            (8,722)
                                                      -----------        -----------
CASH FLOW FROM FINANCING ACTIVITIES
   Increase in mortgage payable                                --              9,000
   Proceeds from issuance of common stock                 635,272              1,000
   Decrease in line of credit - Regions Bank              (47,810)                --
   Payment on promissory note                             (40,000)           (12,662)
   Proceeds from issuance of convertible debentures     2,136,009            405,000
   Proceeds on loan payable                                    --             75,000
   Liability for stock to be issued                            --            706,965
                                                      -----------        -----------
          Net cash provided by financing activities     2,683,471          1,184,303
                                                      -----------        -----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                            697,440             18,715

CASH AND CASH EQUIVALENTS
    -BEGINNING OF PERIOD                                   96,252            107,657
                                                      -----------        -----------

CASH AND CASH EQUIVALENTS
    - END OF PERIOD                                   $   793,692        $   126,372
                                                      -----------        -----------

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

               MEDICAL CONNECTIONS HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006


                                            SIX MONTHS ENDED   SIX MONTHS ENDED
                                                JUNE 30,          JUNE 30,
                                                 2007               2006
                                             -----------        -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

     Cash paid during the period for:
          Interest                           $   339,136        $    21,506
                                             ===========        ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INFORMATION:

    Common stock issued for compensation     $   380,000        $   245,000
                                             ===========        ===========











              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

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

         On December 27, 2005, we closed on a share for share exchange agreement with Medical Connections, Inc. In connection therewith, our prior officers and directors tendered their resignation and Joseph Azzata and Anthony Nicolosi, officers and directors of Medical Connections Inc., became officers and directors of Medical Connections Holdings, Inc. The share for share exchange agreement provides in part for us to acquire all of the issued and outstanding shares of capital stock of Medical Connections, Inc., a Florida corporation, in exchange for shares of common stock of Webb Mortgage that would aggregate approximately 95% of our issued and outstanding common stock. In connection with the closing of this transaction our Board of Directors on January 3, 2006 authorized a 100:1 reverse split of our common stock effective for the shareholders of record on January 20, 2006. We also redeemed the 1,831,000 shares of our common stock which were owned by Byron Webb, our former president and chief executive officer, in exchange for the payment of $200,000 by Medical Connections. We were required to issue to the Medical Connections shareholders a total of 476,880 shares of our common stock in connection with this transaction. Part of the acquisition included a single-family home, in North Carolina, which is sometimes used as temporary lodging for out [illegible] medical professionals. Also, on December 14, 2005 we filed a certificate of amendment to our articles of incorporation with the Florida Secretary of State changing our name to Medical Connections Holdings, Inc. Today, our primary focus is the development and expansion of our operations through Medical Connections.

         Medical Connections Holdings, Inc., and subsidiaries, (the "Company") is an employment and executive search firm that provides recruiting services to its clients within the healthcare and medical industries. The Company was formed in Florida on November 26, 2002 for the purpose of specializing in the recruitment and placement of healthcare professionals in a variety of employment settings, generally working thirteen week contracts.

         Our common stock trades on the NASDAQ OTC B/B as a fully reporting company under the ticker symbol MCTH.

         The condensed consolidated unaudited financial statements included herein have been prepared by Medical Connections Holdings, Inc. and Subsidiaries (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. For further information, these financial statements and related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2006 and the accompanying notes thereto. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make information presented not misleading. The results of the six months ended June 30, 2007 may not be indicative of the results for the entire year.

         These condensed consolidated unaudited financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained herein.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The condensed consolidated balance sheet for June 30, 2007 and condensed consolidated statements of operations and cash flows for the six months ended June 30, 2007 and 2006 includes Medical Connections Holdings, Inc., and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

ADVERTISING

         The Company's policy is to expense advertising and marketing costs as they are incurred. Advertising expense, for the six months ended, June 30, 2007 and 2006, was $184,862 and $93,820, respectively. Advertising expense, for the three months ended, June 30, 2007 and 2006, was $ 97,378 and $ 49,477 respectively.

INCOME TAXES

         Effective January 1, 2007, we adopted Financial Accounting Standard Board ("FASB") Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes," or "FIN 48," which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," or "SFAS No. 109." We utilize a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

RECLASSIFICATIONS

         Certain amounts at June 30, 2006 were reclassified to conform to the 2007 presentation. These reclassifications had no effect on net loss for the periods presented.

STOCK-BASED COMPENSATION

         In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), "Share-Based Payment, "FAS 123R replaces FAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company adopted FAS 123R using the "modified prospective" transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R was effective January 1, 2006.

         The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The fair value of the option issued is usually used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount reported in the balance sheets for cash and cash equivalents and liability for stock to be issued approximate fair value because of the immediate or short-term maturity of these financial instruments.

EARNINGS (LOSS) PER SHARE OF COMMON STOCK

         Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share
(EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. There were no such options or warrants affecting the earnings per share for the six and three months ended June 30, 2007 and 2006, respectively. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented

RECENT ACCOUNTING PRONOUNCEMENTS

      In May 2007, the FASB issued FASB Staff Position ("FSP") FIN 48-1, or "FSP FIN 48-1," which clarifies when a tax position is considered settled under FIN
48. The FSP explains that a tax position can be effectively settled on the completion of an examination by a taxing authority without legally being extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if (1) the tax position is not considered more likely than not to be sustained solely on the basis of its technical merits and (2) the statute of limitations remain open. FSP FIN 48-1 should be applied upon the initial adoption of FIN 48. The impact of our adoption of FIN 48 (as of January 1, 2007) is in accordance with this FSP and the implementation has not resulted in any changes to our consolidated financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

                                                        2007
                                                    -----------
        Property and equipment                      $   238,864
        Less: accumulated depreciation                 (101,207)
                                                    -----------
        Net book value                              $   137,657
                                                    ===========

Depreciation expense for the six months ended June 30, 2007 and 2006, was $30,587 and $25,540 respectively. Depreciation expense for the three months ended June 30, 2007 and 2006, was $18,465 and $13,540 respectively.

NOTE 4 - LINE OF CREDIT

         The Company had a $50,000 line of credit with a bank. The line of credit bears interest at 10.50% as of June 30, 2007. The loan is due on demand and is secured by the assets of the Company with a guarantee by the former President of the Company. During the three months ended, June 30, 2007, this line of credit was paid in full.

NOTE 5 - LIABILITY FOR STOCK TO BE ISSUED

         As of June 30, 2007, the Company has received $222,031 for the purchase of its common stock. Upon the issuance of the common stock the liability will be removed. The Company believes that the stock will be issued in the third quarter of 2007.

NOTE 6 -          CONVERTIBLE DEBENTURES/DERIVATIVE LIABILITY

         The convertible debentures bear interest at rates ranging from 6% to 8% and are due on various dates during the year unless converted into common stock, at the option of the Company. In accordance with Statement of Financial Accounting Standards No. 133, `Accounting for Derivative Instruments and Hedging Activities', ("FASB 133"), we determined that the conversion feature of the convertible debentures met the criteria of an embedded derivative and therefore the conversion feature of the debt needed to be bifurcated and accounted for as a derivative. Due to the reset provisions of the convertible debentures, the debt does not meet the definition of "conventional convertible debt" because the number of shares which may be issued upon the conversion of the debt is not fixed. Therefore, the conversion feature fails to qualify for equity classification under EITF 00-19, and must be accounted for as a derivative liability.

         The $3,695,214 face amount of the convertible debentures outstanding as of June 30, 2007 was stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the warrants and conversion option would be attributed to the debt. The beneficial conversion feature (an embedded derivative) included in these convertible debentures resulted in an initial debt discount of $847,163. At June 30, 2007, we revalued this derivative liability. For the three months ended June 30, 2007, after adjustment, we recorded a gain on valuation of derivative liability of $310,736. The associated warrants are exercisable for 6,763,466 shares of common stock at an exercise price of $1.00 per share. The warrants, which expire on December 31, 2009, were assigned a value of $301,472, estimated using the Black-Scholes valuation model. The following assumptions were used to determine the fair value of the warrants using the Black-Scholes valuation model: a term of 3.5 years, risk-free rate of between 4.00% and 6.00%, volatility of 40% to 88%, and dividend yield of zero. In accordance with EITF No. 00-19, EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the values assigned to the debenture, conversion feature and the warrants were allocated based on their fair values. The amount allocated as a discount on the convertible debentures for the value of the warrants and conversion option will be amortized to interest expense, using the effective interest method, over the term of the convertible debentures. For the three months ended June 30, 2007, amortization of the discount on debenture amounted to $203,092 which is included in interest expense.

         The convertible debenture liability is as follows at June 30, 2007:

         Convertible debentures payable                            $  3,695,214
         Less: unamortized discount on debentures                      (548,924)
                                                                   ------------
         Convertible debentures, net                               $  3,146,290
                                                                   ============

NOTE 7 - STOCKHOLDERS' EQUITY (DEFICIT)

         PREFERRED STOCK - A

         As of June 30, 2007, the Company has 1,000,000 shares of its preferred stock Class A authorized at $0.001 par value and 166,996 issued and outstanding. On May 25, 2007, the Company issued 50 shares of its preferred stock.

         PREFERRED STOCK - B

         As of March 31, 2007, the Company has 1,000,000 shares of its preferred stock Class B authorized at $0.001 par value and 1,000,000 issued and outstanding. The stock has super voting powers and is owned equally by our C.E.O. and President.

         COMMON STOCK

         As of June 30, 2007, the Company has 25,000,000 shares of its common stock authorized at $0.001 par value and 11,319,859 issued and outstanding.

         The following details the stock transactions for the three months ended June 30, 2007:

         On June 4, 2007 we issued 25,000 shares of our Common Stock, to an employee, for services rendered, at $ 0.38 per share fair market value, for a total cost of $ 9,500. Also, 25,000 shares were issued to an advisor, for services rendered, at $ 0.38 per share fair market value, for a total cost of $ 9,500.

         On June 18, 2007 we issued 100,000 shares of our Common Stock, to an employee, for services rendered, at $ 0.38 per share fair market value, for a total cost of $ 38,000.

NOTE 8 - PROVISION FOR INCOME TAXES

         The Company accounts for income taxes using the liability method, under FASB 109. At June 30, 2007 deferred tax assets consist of the following:

                                                           2007
                                                       ------------

                    Deferred tax asset                 $  5,420,600

                    Less: valuation allowance            (5,420,600)
                                                       ------------
                    Net deferred tax assets            $         --

         As of June 30, 2007, the Company had accumulated deficits approximating $14,405,000 available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

         The effective tax rate for the periods ended June 30, 2007 are as follows:

                  ------------------------------------ -------
                    U.S. statutory tax rate              35%
                  ------------------------------------ -------
                    State and local taxes                 4
                  ------------------------------------ -------
                    Less valuation reserve               39
                  ------------------------------------ -------
                    Effective tax rate                    0%
                  ------------------------------------ -------

         Effective January 1, 2007, we adopted Financial Accounting Standard Board ("FASB") Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes," or "FIN 48," which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," or "SFAS No. 109." We utilize a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

NOTE 9 - OPERATING LEASES

         The Company leases office space under a sixty-three month lease commencing January 1, 2005 with a renewal option for a five-year period. The lease did not take effect until March 2005 due to delays in construction. Monthly payments under the current lease are approximately $13,900. According to the lease, the rent will increase by 3% each year. The Company is required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.

         The following is a schedule by years of future minimum rental payments required under operating lease that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2007:

               For the periods ending
               June 30,                                       Estimated
                                                             ----------
                    2007                                        169,300
                    2008                                        171,800
                    2009                                        177,000
                    2010                                         44,300
                                                             ----------
               Total minimum payments required               $  562,400

NOTE 10 - GOING CONCERN

         The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has sustained operating losses, and has little recurring revenues to sustain its operations. The revenue stream is not sufficient to fund expenses at this time. These items raise substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of the assets of the Company is dependent upon the Company's ability to meet its financial requirements and the success of future operations. These consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's continued existence is dependent upon its ability to generate sufficient cash flows from equity financing and revenues.


NOTE 11 - CONTINGENCIES

         We are involved in a number of other lawsuits, all of which have arisen in the ordinary course of our business. We do not expect the liability, if any, resulting from these matters to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

         LEGAL PROCEEDINGS:

         The Company and certain of its subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations. In view of the inherent difficulty of predicting the outcome of such matters, the Company cannot state what the eventual outcome of these matters will be. However, based on current knowledge and after consultation with legal counsel, management believes that current reserves, determined in accordance with SFAS No. 5, "Accounting for Contingencies" (SFAS
5), are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2007 TO THE SIX MONTHS ENDED JUNE 30, 2006

Revenues and Expenses

         For the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, we had revenues of $ 2,078,793 as compared to $ 695,826, an increase of $1,382,967 or 198.75%. The primary reasons for this increase in revenues are a growing number of medical placements. As our operations have expanded, an increasing number of medical professionals have sought to utilize our services. With a growing presence in the medical staffing community, we have also been able to secure contracts from medical facilities which were not previously available to us. As the business has grown, revenue has grown, to reflect the growth of the business. Our travel division was not operational during the comparable period in 2006. As of June 30, 2007, we have 32 medical professionals available for travel positions, which should increase our revenues.

Operating Expenses

         for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, our total operating expenses increased from $1,931,154 to $4,526,752, an increase of $2,595,598 or 134%. Our most significant expenses are directly related to our staffing requirements. Our payroll expense increased from $1,192,119 for the six months ended June 30, 2006 to $2,450,847 for the six months ended June 30, 2007. We recorded costs related to our staffing relocation of $1,200,090 for the six months ended June 30, 2007 compared to $248,256 for the six months ended June 30, 2006. We expect payroll and employee related expenses to continue to increase as our operations increase.

            We incurred $491,374 in interest expense for the six months ended June 30, 2007 as compared to $83,392 for the comparable period in 2006. The majority of this expense is attributable to our borrowing costs associated with the convertible debentures that we have issued.

         Our advertising costs increased from $93,820 for the six months ended June 30, 2006 to $184,862 for the six months ended June 30, 2007 and our administrative expenses increased from $124,856 for the six months ended June 30, 2006 to $274,460 for the six months ended June 30, 2007. The increased advertising costs are leading to increased revenue.

Assets and Liabilities

         As of June 30, 2007, we had cash of $793,692 and accounts receivable of $455,389. Our total current assets were $1,249,081. On December 31, 2006, we had cash of $ 96,252 and accounts receivable of $ 238,878, as well as current assets of $ 335,130. As the business has grown, assets such as cash and accounts receivable have grown, to reflect the growth of the business. In order to meet our cash needs, we were required to offer both convertible debt and equity. As of June 30, 2007, we have property and equipment totaling $238,864 less accumulated depreciation of $101,207 for a total of $137,657. On December 31, 2006, we had property and equipment totaling $195,194 less accumulated depreciation of $70,620 for a total of $124,574. Our company is growing. We have hired more employees, and increased our quantity of furniture, and computers. We also purchased a computer server, and now have all of our employees, on a network, through the server. We also have an investment of $ 647,432, in a home which the Company owns, in North Carolina, which was owned by the Company at the time of its acquisition of Medical Connections, Inc. The Company is not currently renting this house. As a result, management is trying to identify a potential rental candidate to offset carrying costs or possibly selling the property. Our total assets, on June 30, 2007, were recorded at a value of $2,062,710. On December 31, 2006, our total assets were recorded at a value of $1,135,676.

         As of June 30, 2007, we have current liabilities totaling $3,925,126 which results in a working capital deficit (current assets less current liabilities) of $2,676,045. The majority, of our outstanding current liabilities, are the result of securities, which have been issued, or, which we are obligated, to issue. Specifically, we currently owe $3,146,290 pursuant to our outstanding convertible debt instruments, and have recorded $276,814 as a derivative liability. These debt instruments will be due, and payable, at various times, over the next twelve months. It is currently anticipated, that the Company will satisfy its obligations, to the debenture holders, by issuing them shares, of our common stock, at the lesser of a fixed conversion price, of either $.75 or $1.00 per share, or, 90% of the closing bid price, of the Company's common stock, on the date of conversion. The issuance, of additional shares, of Common Stock, will result in further dilution, to the shareholders. On December 31, 2006, we had current liabilities totaling $1,643,092 which results in a working capital deficit (current assets less current liabilities) of $1,307,962.

            As a result of the foregoing, we believe that we have sufficient funds, to satisfy all outstanding current liabilities, which will require any cash payments.

           As of June 30, 2007, our total liabilities are $4,384,578 and we have an accumulated deficit of $14,405,387. On December 31, 2006, we had total liabilities of $2,102,544 and an accumulated deficit of $11,782,197.

            On May 11, 2007 we satisfied, in full, our outstanding line of credit.

Net Loss

         Our (loss) from operations increased. It was $(2,447,959) for the six months ended June 30, 2007 as compared to operating losses totaling $(1,235,328) for the six months ended June 30, 2006. Our basic loss per share for the six months ended June 30, 2007 was $(0.31) as compared to a basic loss per share of $(2.56) for the six months ended June 30, 2006. The principal reason for the significant decrease in our net loss per share, was due to an increase in the weighted average number of shares outstanding. The Company's loss increased due to the investment to expand its operations. Management believes this strategy will lead to more revenue. As operations grow, name recognition and recurring agreements with existing clients should help reduce operating costs. However, there can be no assurance that this will be the case. The Company will require additional financing to continue as a going concern. There can be no assurance the Company will be able to continue to obtain additional financing.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2007 TO THE THREE MONTHS ENDED JUNE 30, 2006

Revenues and Expenses

         For the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, we had revenues of $ 930,964 as compared to $ 452,087, an increase of $478,877 or 106%. The primary reasons for this increase in revenues are a growing number of medical placements. As our operations have expanded, an increasing number of medical professionals have sought to utilize our services. With a growing presence in the medical staffing community, we have also been able to secure contracts from medical facilities which were not previously available to us. As the business has grown, revenue has grown, to reflect the growth of the business. Our travel division was not operational during the comparable period in 2006. Now we have 32 individuals available for travel positions, which should increase our revenues. We have also increased our client base over the past year.

Operating Expenses

            Our total operating expenses increased from $914,879 for the three months ended June 30, 2006 to $2,097,766 for the three months ended June 30, 2007. Our most significant expenses are directly related to our staffing requirements. Our payroll expense increased from $707,429 for the three months ended June 30, 2006 to $1,033,560 for the three months ended June 30, 2007. We recorded costs related to our staffing relocation of $596,271 for the three months ended June 30, 2007. Since our travel division was not operational in 2006, there were no expenses recorded for staffing relocations. We expect payroll and employee related expenses to continue to increase as our operations increase.

            We incurred $216,190 in interest expense for the three months ended June 30, 2007 as compared to $41,886 for the comparable period in 2006. The majority of this expense is attributable to our borrowing costs associated with the convertible debentures that we have issued.

            Our advertising costs increased from $49,477 for the three months ended June 30, 2006 to $97,378 for the three months ended June 30, 2007 and our administrative expenses increased from $31,954 for the three months ended June 30, 2006 to $126,249 for the three months ended June 30, 2007. These increases are attributable to our decision to allocate greater sums to advertising now that we have increased revenues.

Net Loss

            Our loss from operations increased. It was $(1,166,802) for the three months ended June 30, 2007 as compared to operating losses totaling $(462,792) for the three months ended June 30, 2006. Our basic loss per share for the three months ended June 30, 2007 was $(0.10) as compared to a basic loss per share of $(0.93) for the three months ended June 30, 2006. The principal reason for the significant decrease in our net loss per share, was due to an increase in the weighted average number of shares outstanding.

Liquidity and Capital Resources

         We use available finances to fund ongoing operations. In addition, we have relied upon the sale of our securities, to fund operations. We use these funds for direct operating expenses, as well as, general and administrative purposes.

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

         Our management, including the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                PART II. OTHER INFORMATION


Item 1. Legal Proceedings.

         On June 26, 2007, we were served with a complaint by a former employee. The complaint involves several different workplace issues which led to her termination. The complaint was filed in the Circuit Court in and for Palm Beach County, Florida, case # 502007CA010062-MB. The Company has filed an action in Broward County Circuit Court against the Plaintiff. Except as set forth herein there have been no changes or developments in any legal proceedings which have been filed against the Company. For a complete description of all legal proceedings which are currently pending, you are urged to read our Form 10-KSB which was filed with the Securities and Exchange Commission on April 12, 2007.

         Management believes that it has meritorious defenses to all asserted claims. Nevertheless, if the current claims were adversely decided, management does not believe that these claims will have an adverse affect on the Company's operations.

Item 2. Unregistered Sales of Equity Securities


During the quarter ended June 30, 2007 we issued the following securities:

         At various dates, during the quarter, we issued a total of 1,125,530 shares, of our Common Stock.

         On June 4, 2007 we issued 25,000 shares, of our Common Stock, to one of our employees, as part of a severance package, as well as, 25,000 shares, of our Common Stock, to an advisor, for services to be rendered, over the next two years.

         On June 18, 2007 we issued 100,000 shares, of our Common Stock, to a different employee, also, as part of, a severance package.

         Also, during the quarter ended June 30, 2007, pursuant to a private placement of the Company's securities, we issued a total of $439,000 in convertible debentures. The convertible debentures carry an outstanding interest rate of 6% per annum, and are convertible into shares of the Company's common stock, at the lesser of a fixed conversion price, or, 90% of the closing bid price, of the Company's Common Stock, on the date of conversion.

         Also during the quarter ended June 30, 2007, the Company issued $ 821,475 in equity financing and issued a total of 11,319,859 shares of our common stock.

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


         There were no matters submitted during the quarter ended June 30, 2007 to a vote of the Company's securities holders.


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


Date:  August 14, 2007


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


By: /s/ Joseph Azzata                           Date:  August 14, 2007
    ---------------------
    Joseph Azzata
    CEO/ Director



/s/  Brian Quillen                              Date:  August 14,  2007
-------------------------
Brian Quillen, CFO