Form 10QSB
period 2007-09-30
MEDICAL CONNECTIONS HOLDINGS, INC.
filed 2007-11-14
CIK 1140303

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________ to ___________________

                       MEDICAL CONNECTIONS HOLDINGS, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

          Florida                      333-72376              65-0920373
          -------                      ---------              ----------
(State or other jurisdiction of       Commission          (I.R.S. Employer
incorporation or organization)         File No.          Identification No.)

                          2300 Glades Road Suite 202 E
                           Boca Raton, Florida 33431
                           -------------------------
               (Address of principal executive office)(Zip Code)

                                 (561) 353-1110
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                                       ---
               Former name, former address and former fiscal year,
                          if changed since last report.

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

    15,977,298 shares of Common Stock, $.001 par value as of October 31, 2007

                                      INDEX

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

         Condensed Consolidated Balance Sheet as at September 30, 2007
         (unaudited)

         Condensed Consolidated Statements of Operations for the Nine and Three Months Ended September 30, 2007 and September 30, 2006 (unaudited)

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and September 30, 2006 (unaudited)

         Notes to Condensed Consolidated Financial Statements as of September 30, 2007 (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities

Item 3. Defaults upon senior securities

Item 4. Submission of matters to a vote of security holders

Item 5. Other information

Item 6. Exhibits and report on Form 8-K

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

               MEDICAL CONNECTIONS HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                               September 30, 2007

                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                  $  1,313,072
    Accounts receivable, net                                                        493,729
                                                                               ------------
         Total current assets                                                     1,806,801
                                                                               ------------

PROPERTY AND EQUIPMENT
    Property and equipment                                                          270,920
    Less: accumulated depreciation                                                 (119,671)
                                                                               ------------
         Net property and equipment                                                 151,249
                                                                               ------------
OTHER ASSETS
    Investment property                                                             647,432
    Security deposit                                                                 28,540
                                                                               ------------
TOTAL ASSETS                                                                   $  2,634,022
                                                                               ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                      $    284,294
    Convertible debentures, net                                                   2,581,005
    Fair value derivative                                                           466,211
    Liability for stock to be issued                                                 65,056
                                                                               ------------
         Total current liabilities                                                3,396,566
                                                                               ------------
LONG-TERM LIABILITIES
   Mortgage payable                                                                 459,452
                                                                               ------------
         Total liabilities                                                        3,856,018
                                                                               ------------
STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, Class A, $.001 par value; 5,000,000 shares authorized,
     165,573 issued and outstanding                                                     166
   Preferred stock, Calss B, $.001 par value; 5,000,000 shares authorized,
     1,000,000 issued and outstanding                                                 1,000
   Common stock, $.001 par value, 25,000,000 shares authorized,
     14,107,881 shares issued and outstanding                                        14,108
   Additional paid-in capital                                                    14,979,633
   Accumulated deficit                                                          (16,216,902)
                                                                               ------------
         Total stockholders' equity (deficit)                                    (1,221,995)
                                                                               ------------
TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY (DEFICIT)                          $  2,634,022
                                                                               ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

              MEDICAL CONNECTIONS HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                             NINE MONTHS ENDED                  THREE MONTHS ENDED
                                                               SEPTEMBER 30,                       SEPTEMBER 30,
                                                          2007              2006              2007              2006
                                                      ------------      ------------      ------------      ------------
REVENUES                                              $  3,255,643      $  1,415,487      $  1,176,850      $    745,635
                                                      ------------      ------------      ------------      ------------
OPERATING EXPENSES
   Advertising and marketing                               278,173           154,102            93,311            60,271
   Administrative and other                                452,643           184,175           178,183            85,271
   Staffing compensation & relocation expense            1,842,687           439,086           642,597           302,135
   Depreciation                                             49,051            38,080            18,465            13,540
   Outside services                                        117,286            35,272            42,127            14,310
   Payroll                                               3,570,784         1,940,713         1,119,937           633,539
   Professional fees                                       415,127            97,563           297,512            28,796
   Rent                                                    122,735            89,024            59,070            25,518
   Telephone                                                62,969            58,805            22,165            19,858
   Travel and entertainment                                118,292            73,083            29,627            21,454
                                                      ------------      ------------      ------------      ------------
          Total operating expenses                       7,029,747         3,109,903         2,502,995         1,204,692
                                                      ------------      ------------      ------------      ------------
NET OPERATING LOSS                                      (3,774,104)       (1,694,416)       (1,326,145)         (459,057)
                                                      ------------      ------------      ------------      ------------
OTHER INCOME (EXPENSE)
         Gain (loss)on revaluation of derivatives          121,339                --          (189,397)               --
         Interest expense                                 (797,178)         (243,311)         (305,804)         (159,919)
         Interest income                                    15,237               554             9,829               297
         Rental income                                          --            13,100                --             5,900
                                                      ------------      ------------      ------------      ------------
          Total other income/(expense)                    (660,602)         (229,657)         (485,372)         (153,722)
                                                      ------------      ------------      ------------      ------------
NET (LOSS) BEFORE
PROVISION FOR INCOME TAXES                              (4,434,706)       (1,924,073)       (1,811,516)         (612,780)
         Provision for income taxes                             --                --                --                --
                                                      ------------      ------------      ------------      ------------
NET LOSS                                              $ (4,434,706)     $ (1,924,073)     $ (1,811,516)     $   (612,780)
                                                      ============      ============      ============      ============
BASIC LOSS PER SHARE                                  $      (0.46)     $      (2.22)     $      (0.15)     $      (0.25)
                                                      ============      ============      ============      ============
BASIC WEIGHTEDAVERAGE NUMBER
   OF COMMON SHARES                                      9,601,531           865,551        11,949,111         2,480,178
                                                      ============      ============      ============      ============

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

               MEDICAL CONNECTIONS HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                           2007              2006
                                                        -----------      -----------
CASH FLOW FROM OPERATING ACTIVITIES
   Net (loss)                                           $(4,434,706)     $(1,924,073)
                                                        -----------      -----------
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
   Amortization of debt discount                            486,449               --
   Increase in fair value derivative                        262,060               --
   Depreciation                                              49,051           38,080
   Common stock issued for interest expense                      --          223,272
   Common stock issued for compensation                     418,000          245,000
Changes in assets and liabilities
   Accounts receivable                                     (254,851)        (262,156)
   Security deposit                                              --            4,703
   Accounts payable and accrued expenses                    221,373           11,063
                                                        -----------      -----------
          Total adjustments                               1,182,082          259,962
                                                        -----------      -----------
          Net cash (used in) operating activities        (3,252,625)      (1,664,111)
                                                        -----------      -----------
CASH FLOW FROM INVESTING ACTIVITIES
   Acquisition of property and equipment                    (75,726)         (26,176)
                                                        -----------      -----------
          Net cash (used in) investing activities           (75,726)         (26,176)
                                                        -----------      -----------
CASH FLOW FROM FINANCING ACTIVITIES
   Increase in mortgage payable                                  --            9,000
   Proceeds from issuance of common stock                 2,511,973               --
   Decrease in line of credit - Regions Bank                (47,810)              --
   Payment on promissory note                               (40,000)         (19,196)
   Proceeds from issuance of convertible debentures       2,136,009        1,192,560
   Proceeds from loan payable                                    --          100,000
   Payment on loan payable                                       --          (25,000)
   Liability for stock to be issued                         (15,002)         712,964
                                                        -----------      -----------
          Net cash provided by financing activities       4,545,170        1,970,328
                                                        -----------      -----------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                            1,216,820          280,041

CASH AND CASH EQUIVALENTS
   -BEGINNING OF PERIOD                                      96,252          107,657
                                                        -----------      -----------
CASH AND CASH EQUIVALENTS
   - END OF PERIOD                                      $ 1,313,072      $   387,698
                                                        ===========      ===========

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

               MEDICAL CONNECTIONS HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                             2007            2006
                                                         ------------     -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
    Cash paid during the period for:
      Interest                                           $     47,405     $    21,506
                                                         ============     ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INFORMATION:

    Common stock issued for interest expense             $     45,153     $   223,272
                                                         ============     ===========
    Common stock issued for compensation                 $    418,000     $   245,000
                                                         ============     ===========
    Common stock issued for debt conversion              $    752,560     $   870,000
                                                         ============     ===========
    Common stock issued for liability                    $         --     $   875,028
                                                         ============     ===========
    Common stock dividend issued in preferred shares     $  2,650,513     $10,299,520
                                                         ============     ===========
    at a conversion rate of 1 preferred share
    to 19 common stock shares - 6,975,033 shares

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

         Medical Connections Holdings, Inc. (f/k/a Webb Mortgage Depot, Inc.) was incorporated in the state of Florida on May 11, 1999. It was organized to implement a corporate reorganization of Webb Mortgage Corp. and Webb Mortgage Services Corporation, companies that were formed by our former C.E.O. At that time we operated as a mortgage broker and generated revenues by originating mortgage loans that were funded by third parties. We are no longer in the mortgage business.

         On December 27, 2005, we closed on a share for share exchange agreement with Medical Connections, Inc. in connection therewith, our prior officers and directors tendered their resignation and, officers and directors of Medical Connections Inc., became officers and directors of Medical Connections Holdings, Inc. The exchange agreement provided, in part, for us to acquire all of the issued and outstanding shares of capital stock of Medical Connections, Inc., a Florida corporation, in exchange for shares of common stock of Webb Mortgage that would aggregate approximately 95%, of our issued and outstanding common stock. In connection with the closing of this transaction, our Board of Directors on January 3, 2006 authorized a 100:1 reverse split of our common stock effective for the shareholders of record on January 20, 2006.

         We also redeemed the 1,831,000 shares of our common stock which were owned by our former president and chief executive officer, in exchange for the payment of $200,000 by Medical Connections. We were required to issue to the Medical Connections shareholders a total of 476,880 shares of our common stock in connection with this transaction. Also, on December 14, 2005 we filed a certificate of amendment to our articles of incorporation with the Florida Secretary of State changing our name to Medical Connections Holdings, Inc. Additionally, in this transaction, the Company acquired title to a single family residence, which is primarily held for investment purposes.

         Medical Connections Holdings, Inc., and subsidiaries, (the "Company") is an employment and executive search firm that provides recruiting services to its clients within the healthcare and medical industries. The Company was formed in Florida on November 26, 2002 for the purpose of specializing in the recruitment and placement of healthcare professionals in a variety of employment settings, generally, working thirteen week contracts.

         Our common stock trades on the NASDAQ OTC B/B as a fully reporting company under the ticker symbol MCTH.

         The condensed consolidated unaudited financial statements included herein have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. For further information, these financial statements and related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2006 and the accompanying notes thereto. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make information presented not misleading. The results of the nine months ended September 30, 2007 may not be indicative of the results for the entire year.

         These condensed consolidated unaudited financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained herein.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The condensed consolidated balance sheet for September 30, 2007 and condensed consolidated statements of operations and cash flows for the nine months ended September 30, 2007 and 2006 includes Medical Connections Holdings, Inc., and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

ADVERTISING

         The Company's policy is to expense advertising and marketing costs as they are incurred. Advertising expense, for the nine months ended, September 30, 2007 and 2006, was $278,173 and $154,102, respectively. Advertising expense, for the three months ended, September 30, 2007 and 2006, was $ 93,311 and $ 60,271 respectively.

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

RECLASSIFICATIONS

         Certain amounts at September 30, 2006 were reclassified to conform to the 2007 presentation. These reclassifications had no effect on net loss for the periods presented.

STOCK-BASED COMPENSATION

         In December 2004, the FASB issued Financial Accounting Standard No. 123R (revised 2004) (FAS 123R), "Share-Based Payment, "FAS 123R replaces FAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company adopted FAS 123R using the "modified prospective" transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R was effective January 1, 2006.

         The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The fair value of the option issued is generally used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount reported in the balance sheet for cash and cash equivalents and liability for stock to be issued approximate fair value because of the short-term maturity of these financial instruments.

EARNINGS (LOSS) PER SHARE OF COMMON STOCK

         Net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. There were no such options or warrants affecting the earnings per share for the nine and three months ended September 30, 2007 and 2006, respectively. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

         SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Corporation on January 1, 2008 and is not expected to have a significant impact on the Company's financial statements.

NOTE 3 - ACCOUNTS RECEIVABLE

         We factor our accounts receivable for contract (travel) invoices. Wells Fargo Business Services purchases some of our contract (travel) invoices, initially for 90% of the invoice price, sending a wire transfer within 48 hours, which helps our liquidity, and cash flow. The remaining 10 % is part of a reserve, in which the Company receives part of the 10%, depending upon Wells Fargo's costs related to collections of accounts receivable. Our accounts receivable, for the permanent and women's health (REI) divisions, of our company, are collected 100% in-house, and are not factored.

NOTE 4 - LIABILITY FOR STOCK TO BE ISSUED

         As of September 30, 2007, the Company has received $65,056 for the purchase of its common stock. Upon the issuance of the common stock the liability will be satisfied.

NOTE 5 - CONVERTIBLE DEBENTURES/DERIVATIVE LIABILITY

         The convertible debentures are callable at the company's option, bear interest at rates ranging from 6% to 8% and are due on various dates, within 12 months of the date of issue, unless converted into common stock. On September 30, 2007 we issued 1,063,618 shares of our Common Stock to convertible debenture holders in exchange for $797,713 of debt and interest. In accordance with Statement of Financial Accounting Standards No. 133, `Accounting for Derivative Instruments and Hedging Activities', ("FASB 133"), we determined that the conversion feature of the convertible debentures met the criteria of an embedded derivative and therefore the conversion feature of the debt needed to be bifurcated and accounted for as a derivative. Due to the reset provisions of the convertible debentures, the debt does not meet the definition of "conventional convertible debt" because the number of shares which may be issued upon the conversion of the debt is not fixed. Therefore, the conversion feature fails to qualify for equity classification under EITF 00-19, and must be accounted for as a derivative liability.

         The $2,942,654 face amount of the convertible debentures outstanding as of September 30, 2007 was stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the warrants and conversion option would be attributed to the debt. The beneficial conversion feature (an embedded derivative) included in these convertible debentures resulted in an initial debt discount of $847,163. At September 30, 2007, we revalued this derivative liability. For the three months ended September 30, 2007, after adjustment, we recorded a loss on valuation of derivative liability of $189,397. The associated warrants are exercisable for 6,763,466 shares of common stock at an exercise price of $1.00 per share. The warrants, which expire on December 31, 2009, were assigned a value of $301,472, estimated using the Black-Scholes valuation model. The following assumptions were used to determine the fair value of the warrants using the Black-Scholes valuation model: a term of 3.5 years, risk-free rate of between 4.00% and 6.00%, volatility of 40% to 136%, and dividend yield of zero. In accordance with EITF No. 00-19, and EITF No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the values assigned to the debenture, conversion feature and the warrants were allocated based on their fair values. The amount allocated as a discount on the convertible debentures for the value of the warrants and conversion option will be amortized to interest expense, using the effective interest method, over the term of the convertible debentures. For the three months ended September 30, 2007, amortization of the discount on debenture amounted to $187,274 which is included in interest expense.

The convertible debenture liability is as follows at September 30, 2007:

        Convertible debentures payable               $ 2,942,654
        Less: unamortized discount on debentures        (361,649)
                                                     -----------

        Convertible debentures, net                  $ 2,581,005
                                                     ===========

NOTE 6 - STOCKHOLDERS' EQUITY (DEFICIT)

                  PREFERRED STOCK - A

         As of September 30, 2007, the Company has 5,000,000 shares of its preferred stock Class A authorized at $0.001 par value and 165,573 issued and outstanding. Preferred Stock A has a conversion ratio of 1 share to 19 shares of common stock. For the nine months ended, September 30, 2007, 367,107 preferred shares of stock have been converted to 6,975,033 shares of common stock.

                  PREFERRED STOCK - B

         As of September 30, 2007, the Company has 5,000,000 shares of its preferred stock Class B authorized at $0.001 par value and 1,000,000 issued and outstanding. The stock has super voting powers and is owned equally by our C.E.O. and President. Holders of the Series B preferred shares shall be entitled to ten votes per share for each Series B Preferred Share beneficially owned on all matters brought to a vote of the holders of the Common Stock.

                  COMMON STOCK

         As of September 30, 2007, the Company has 25,000,000 shares of common stock authorized at $0.001 par value and 13,044,263 issued and outstanding. For the quarter ended December 31, 2006, the Company had issued 2,542,363 shares of common stock. Within the first nine months of 2007, the Company has issued 10,501,900 shares of common stock.

         The following details the stock transactions for the three months ended September 30, 2007:

         The company issued stock to employees and consultants under the company's stock option plan. In December 2004, the FASB issued Financial Accounting Standard No. 123R (revised 2004) (FAS 123R), "Share-Based Payment, "FAS 123R replaces FAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company adopted FAS 123R using the "modified prospective" transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R was effective January 1, 2006.

         On August 9, 2007 we issued 100,000 shares of our Common Stock to certain employees for services rendered. The Common Stock was valued at $ 0.38 per share, the fair market value at the date of issuance. A charge of $38,000 has been included in the consolidated statement of operations for the nine months ended September 30, 2007. The Company relied upon the exemption from registration contained in Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the Company.

         On September 30, 2007 we issued 1,063,618 shares of our Common Stock to convertible debenture holders in exchange for $797,713 of debt and interest. At various dates, during the quarter, we issued a total of 1,697,367 shares, of our Common Stock, at a price of one dollar per share, with 3,394,734 warrants exercisable at $ 1.25, and expire December 2010 to accredited investors. The value of these warrants are included within additional paid-in-capital.

NOTE 7 - PROVISION FOR INCOME TAXES

         The Company accounts for income taxes using the liability method, under FASB 109. At September 30, 2007 deferred tax assets consist of the following:

                                           2007
                                       -----------
        Deferred tax asset             $ 1,860,822

        Less:  valuation allowance      (1,860,822)
                                       -----------
        Net deferred tax assets        $        --
                                       ===========

         As of September 30, 2007, the Company had net operating loss carry forwards approximating $4,945,050 available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The effective tax rate, for the period ended September 30, 2007, is 37.63 percent.

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

NOTE 8 - GOING CONCERN

         The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has sustained operating losses, and has insufficient revenues to sustain its operations. These items raise substantial doubt about the Company's ability to continue as a going concern.

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

         In addition, we have relied upon the sale of our stock and debentures offerings, to fund operations. Through the first nine months, of 2007, we have raised $ 5,050,275 in cash, through common stock sales of convertible debentures. We are introducing a $ 5,000,000 PPM to the public, in late November, as our next stock offering.

         Also, in October, we signed a selected dealer agreement with WestPark Capital, to issue and sell an offering, on a non-exclusive basis, to raise capital, of up to 1,000,000 investment units, each consisting of one share of common stock, and two warrants exercisable at $ 1.25 per share of the Company. We are also seeking additional firms, to provide the same services as WestPark Capital.

         We also factor our accounts receivable for contract (travel) invoices. Wells Fargo Business Services purchases some of our contract (travel) invoices, initially for 90% of the invoice price, sending a wire transfer within 48 hours, which helps our liquidity, and cash flow. The remaining 10 % is part of a reserve, in which the Company receives part of the 10%, depending upon Wells Fargo's costs related to collections of accounts receivable. We use these funds for direct operating expenses, as well as general and administrative purposes.

NOTE 9 - CONTINGENCIES

         LEGAL PROCEEDINGS:

         The Company and certain of its subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations. In view of the inherent difficulty of predicting the outcome of such matters, the Company cannot state what the eventual outcome of these matters will be. However, based on current knowledge and after consultation with legal counsel, management believes that in accordance with SFAS No. 5, "Accounting for Contingencies" (SFAS 5), the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

         On August 17, 2007 the Ohio Department of Commerce, Division of Securities entered a cease and desist order against Medical Connections, Inc. ("MCI") (Order No. 06-241) prohibiting MCI from selling unregistered securities. The order was issued in connection with the sale of MCI securities to two different investors in the state of Ohio. While MCI believes that it has a meritorious defense on appeal under Section 1707.03()) of the Ohio Revised Code, management made the decision to accept the order as proposed by the Department of Commerce as the appeals would take time, divert management's attention from the day to day operations, and result in significant legal expense. The alleged violations occurred in October 2005, prior to the acquisition of MCI by Medical Connections Holdings, Inc.

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

Background

About Medical Connections:

         Medical Connections is a national provider of medical recruitment and staffing services. Established in 2002 to satisfy the increasing need for qualified healthcare professionals, the Company's business is to identify, select and place the best nurses, allied health specialists, pharmacists, physicians and hospital management executives. The Company provides recruiting and staffing services for permanent and temporary positions, with an option for the clients and candidates to decide the best formula for working together. Following the changing dynamics of the healthcare recruiting market, Medical Connections has shifted its niche to emphasize the recruiting of allied health specialists.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenues and Expenses

         For the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, we had revenues of $ 3,255,643 as compared to $ 1,415,487, an increase of $1,840,156 or 130 %. The primary reason for this increase in revenues is a growing number of medical placements, as a result of our increased marketing and advertising efforts. As our operations have expanded, an increasing number of medical professionals have sought to utilize our services. With a growing presence in the medical staffing community, we have also been able to secure contracts from medical facilities which were not previously available to us. As of September 30, 2007, we have 38 medical professionals, available for travel positions, an increase from 19 medical professionals, as of September 30, 2006. These increases have led to the increase in revenues. We have also increased our client base over the past year.

Operating Expenses

            For the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, our total operating expenses increased from $3,109,903 to $7,029,747, an increase of $ 3,919,844 or 126%. Our most significant expenses are directly related to our staffing requirements, consisting of our administrative staff and our contract (travel) health service staff. Our payroll expense increased from $1,940,713 for the nine months ended September 30, 2006 to $3,570,784 for the nine months ended September 30, 2007. We recorded direct costs related to our staffing compensation and relocation of $1,842,687 for the nine months ended September 30, 2007 compared to $439,086 for the nine months ended September 30, 2006. We expect payroll staffing and employee related expenses to continue to increase as our operations increase.

         We incurred $ 797,178 in interest expense for the nine months ended September 30, 2007 as compared to $243,311 for the comparable period in 2006. The majority of this expense is attributable to our borrowing costs associated with the convertible debentures that we have issued.

         Our advertising costs increased from $154,102 for the nine months ended September 30, 2006 to $278,173 for the nine months ended September 30, 2007. Our administrative expenses increased from $184,175 for the nine months ended September 30, 2006 to $452,643 for the nine months ended September 30, 2007. We increased our advertising and marketing efforts to attract additional business.

         Our (loss) from operations increased, as a result of the previously mentioned increases of expenses. It was $(3,774,104) for the nine months ended September 30, 2007 as compared to operating losses totaling $(1,694,416) for the nine months ended September 30, 2006. Our basic loss per share for the nine months ended September 30, 2007 was $(0.46) as compared to a basic loss per share of $(2.22) for the nine months ended September 30, 2006. The principal reason for the significant decrease in our net loss per share, was due to an increase in the weighted average number of shares outstanding. The Company's loss increased, primarily, as a result of expansion of the business, including hiring of additional recruiters. Management believes this strategy will lead to more revenue. As operations grow, name recognition and recurring agreements with existing clients should help reduce operating costs. However, there can be no assurance that this will be the case. The Company will require additional financing to continue as a going concern. There can be no assurance the Company will be able to continue to obtain additional financing.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

Revenues and Expenses

         For the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, we had revenues of $ 1,176,850 as compared to $ 745,635, an increase of $ 431,215 or 58%. The primary reasons for this increase in revenues are a growing number of medical placements, as a result of our increased advertising and marketing efforts. As our operations have expanded, an increasing number of medical professionals have sought to utilize our services. With a growing presence in the medical staffing community, we have also been able to secure contracts from medical facilities which were not previously available to us. As the business has grown, revenue has grown, to reflect the growth of the business. As of September 30, 2007, we have 38 medical professionals, available for travel positions, an increase from 32 medical professionals, as of June 30, 2007, and an increase from 19 medical professionals, as of September 30, 2006. These increases should increase our revenues. We have also increased our client base over the past year.

Operating Expenses

         Our total operating expenses increased from $1,204,692 for the three months ended September 30, 2006 to $2,502,995 for the three months ended September 30, 2007. Our most significant expenses are directly related to our staffing requirements. Our payroll expense increased from $633,539 for the three months ended September 30, 2006 to $1,119,937 for the three months ended September 30, 2007. Our total costs, related to our staffing compensation and relocation, increased from $ 302,135 for the three months ended September 30, 2006 to $642,597 for the three months ended September 30, 2007. We expect payroll and employee related expenses to continue to increase as our operations increase.

         We incurred $305,804 in interest expense for the three months ended September 30, 2007 as compared to $159,919 for the comparable period in 2006. The majority of this expense, $187,275, is attributable to our borrowing costs associated with the convertible debentures that we have issued.

         Our advertising costs increased from $60,271 for the three months ended September 30, 2006 to $93,311 for the three months ended September 30, 2007 and our administrative expenses increased from $85,271 for the three months ended September 30, 2006 to $178,183 for the three months ended September 30, 2007. These increases are attributable to our decision to allocate greater sums to advertising now that we have increased revenues.

Net Loss

         Our loss from operations increased. It was $(1,326,145) for the three months ended September 30, 2007 as compared to operating losses totaling $(459,057) for the three months ended September 30, 2006. Our basic loss per share for the three months ended September 30, 2007 was $(0.15) as compared to a basic loss per share of $(0.25) for the three months ended September 30, 2006. The principal reason, for the significant decrease, in our net loss per share, was due to an increase, in the weighted average number of shares outstanding.

Liquidity and Capital Resources

         We use funds from operations to fund our business. In addition, we have relied upon the sale of our stock and debentures offerings to fund operations. Through the first nine months, of 2007, we have raised $ 5,050,275 in cash, through common stock sales of convertible debentures. We also factor our accounts receivable for contract (travel) invoices. Wells Fargo Business Services purchases some of our contract (travel) invoices, initially for 90% of the invoice price, sending a wire transfer within 48 hours, which helps our liquidity, and cash flow. The remaining 10 % is part of a reserve, in which the Company receives part of the 10%, depending upon Wells Fargo's costs related to collections of accounts receivable. We use these funds for direct operating expenses, as well as general and administrative purposes.

         As of September 30, 2007, we had cash of $1,313,072 and accounts receivable of $493,729. Our total current assets were $1,806,801. On December 31, 2006, we had cash of $ 96,252 and accounts receivable of $ 238,878, as well as current assets of $ 335,130. As the business has grown, assets such as cash and accounts receivable have grown, to reflect the growth of the business. In order to meet our cash needs, we were required to offer both convertible debt and equity. As of September 30, 2007, we have property and equipment totaling $270,920 less accumulated depreciation of $119,671 for a total of $151,249. On December 31, 2006, we had property and equipment totaling $195,194 less accumulated depreciation of $70,620 for a total of $124,574. Our company is growing. We have hired more employees, and increased our quantity of furniture, and computers. We also purchased a computer server, and now have all of our employees, on a network, through the server. We also have an investment of $ 647,432, in a home which the Company owns, in North Carolina. The Company is not currently renting this house. As a result, management is trying to identify a potential rental candidate to offset carrying costs or possibly selling the property. Our total assets, on September 30, 2007, were recorded at a value of $2,634,022. On December 31, 2006, our total assets were recorded at a value of $1,135,676.

         As of September 30, 2007, we have current liabilities totaling $4,327,726 which results in a working capital deficit (current assets less current liabilities) of $2,520,925. The majority, of our outstanding current liabilities, are the result of securities, which have been issued, or, which we are obligated, to issue. Specifically, we currently owe $3,333,565 pursuant to our outstanding convertible debt instruments, and have recorded $466,211 as a derivative liability. These debt instruments will be due, and payable, at various times, over the next twelve months. It is currently anticipated, that the Company will satisfy its obligations, to the debenture holders, by issuing them shares, of our common stock, at the lesser of a fixed conversion price, of either $.75, or, 90% of the closing bid price, of the Company's common stock, on the date of conversion. The issuance, of additional shares, of Common Stock, will result in further dilution, to the shareholders. On December 31, 2006, we had current liabilities totaling $1,643,092 which results in a working capital deficit (current assets less current liabilities) of $1,307,962.

         As of September 30, 2007, our total liabilities are $3,856,018 and we have an accumulated deficit of $16,216,902. On December 31, 2006, we had total liabilities of $2,102,544 and an accumulated deficit of $11,782,197.

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

         On August 17, 2007 the Ohio Department of Commerce, Division of Securities entered a cease and desist order against Medical Connections, Inc. ("MCI") (Order No. 06-241) prohibiting MCI from selling unregistered securities. The order was issued in connection with the sale of MCI securities to two different investors in the state of Ohio. While MCI believes that it has a meritorious defense on appeal under Section 1707.03()) of the Ohio Revised Code, management made the decision to accept the order as proposed by the Department of Commerce as the appeals would take time, divert management's attention from the day to day operations, and result in significant legal expense. The alleged violations occurred in October 2005, prior to the acquisition of MCI by Medical Connections Holdings, Inc.

Item 2.  Unregistered Sales of Equity Securities

         During the quarter ended September 30, 2007 we issued the following securities:

         At various dates, during the quarter, we issued a total of 1,697,367 shares of our Common Stock at a price of $1.00 per share to accredited investors.

         On August 9, 2007 we issued 100,000 shares of our Common Stock to certain employees for services rendered. The Common Stock was valued at $ 0.38 per share, the fair market value at the date of issuance. A charge of $38,000 has been included in the consolidated statement of operations for the nine months ended September 30, 2007.

         On September 30, 2007 we issued 1,063,618 shares of our Common Stock to convertible debenture holders in exchange for $797,713 of debt and interest.

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

         There were no matters submitted during the quarter ended September 30, 2007 to a vote of the Company's securities holders.

Item 5.  Other information

         On September 21, 2007, the Company was listed in the Standard & Poor's Market Access Program. This service includes profiles of the Company in Standard & Poor's Corporation Records, Standard & Poor's Daily News, Standard & Poor's MarketScope, and the Standard & Poor's Market Access Website, plus entry into the Standard & Poor's Stock Guide Database.

Item 6.  Exhibits and Report on Form 8-K

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

Date:  November 14, 2007


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


By: /s/ Joseph Azzata                                   Date:  November 14, 2007
    -----------------
    Joseph Azzata
    CEO/ Director


/s/ Brian Quillen                                       Date:  November 14, 2007
-----------------
Brian Quillen, CFO