Form 10KSB
period 2007-12-31
MEDICAL CONNECTIONS HOLDINGS, INC.
filed 2008-04-15
CIK 1140303

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   Form 10-KSB

                                ----------------

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2007

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition Period from_________to__________

                        Commission File Number 333-72376

                                ----------------

                       MEDICAL CONNECTIONS HOLDINGS, INC.
              Exact Name of Registrant as Specified in its Charter)

                                ----------------

           Florida                                           65-0920373
-------------------------------                         ---------------------
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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Check whether the registrant is a shell company Yes [ ] No [X]

     State issuer's revenue for its most recent fiscal year, $4,829,285

      Of the 24,473,501 shares of common stock of the registrant issued and outstanding as of March 31, 2008 17,729,021 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of our Common Stock as reported on the OTC Bulletin Board on March 31, 2008 was approximately $35,458,042

================================================================================

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Overview and History

         Medical Connections Holdings, Inc. (f/k/a Webb Mortgage Depot, Inc.) was incorporated in the state of Florida on May 11, 1999. Prior to the acquisition of Medical Connections, Inc. the company operated as a mortgage company and generated revenues by originating mortgage loans that were funded by third parties. Because the Company is now exclusively focused on the medical staffing industry, we no longer provide these services.

         On December 27, 2005, we closed on a share for share exchange agreement with Medical Connections, Inc. whereby the Company acquired all of the issued and outstanding shares of common stock of Medical Connections, Inc. In connection therewith, our prior officers and directors tendered their resignation and Joseph Azzata and Anthony Nicolosi, officers and directors of Medical Connections Inc., became officers and directors of Medical Connections Holdings, Inc.

Capitalization.

         On March 31, 2008 we amended our articles of incorporation, authorizing us to issue up to 70,000,000 shares of common stock at a par value of $0.001 per share. We are also authorized to issue up to five million shares of total preferred stock. As of March 31, 2008 there were 24,473,501 shares of our Common Stock issued and outstanding and 110,948 Series A preferred shares issued and outstanding. Each Series A Preferred Share may be exchanged at any time for nineteen (19) shares of the Company's $.001 par value Common Stock. Until such shares of Series A Preferred Shares are exchanged for the Company's Common Shares, each holder of a Series A Preferred Share shall be entitled to one vote per share on all matters which are brought to a vote of the holders of our Common Stock. Holders of the Series A Preferred Stock will have no other rights or preferences. We have also ratified the issuance of a total of 1,000,000 shares of Series B preferred Stock. The Series B preferred stock will entitle the holders thereof to ten (10) votes per share on all matters brought to a vote of the holders of our Common Stock. Holders of the Series B Preferred Stock will have no other rights or preferences.

         We have authorized the issuance of 500,000 Series B Preferred Shares to both Mr. Azzata and Mr. Nicolosi (one million shares of Series B preferred in total). As a result of their ownership of the Series B shares and their significant ownership of the common shares, Mr. Azzata and Mr. Nicolosi will be able to control the business decisions of the Company.

         On September 30, 2007 we obtained the written consent of the stockholders holding a majority of the outstanding voting rights of the Company to amend our certificate of incorporation to increase the number of shares of capital stock we are authorized to issue. The amended articles contemplate the authorization of 75 million shares consisting of 5 million shares of preferred stock (which has been previously authorized) and 70 million shares of common stock, $.001 par value. The amendment became effective April 1, 2008 when it was filed with the Florida Secretary of State.

Medical Connections, Inc.

         Medical Connections is a national provider for medical recruitment and staffing services. Established in 2002 to satisfy the increasing need for qualified healthcare professionals, the Company's business is to identify, select and place the best executive allied health specialists, pharmacists, physicians, nurses and hospital management executives. The Company provides recruiting and staffing services for permanent and temporary positions, with an option for the clients and candidates to decide the best formula for working together. Following the changing dynamics of the healthcare recruiting market, Medical Connections has shifted its niche to emphasize the recruitment of allied health specialists. This shift resulted in a significant increase in placements for physical and occupational therapists. The Company's future growth will be based on a disciplined recruiting policy of securing the best recruiters in the medical field. The key personnel of the company have more than 30 years combined experience in the medical recruiting profession. Currently Medical Connections employs 45 people and 60 medical professionals. Medical Connections is attempting to position itself as a recruiter for permanent positions in the field of allied health, and in furtherance thereof, has secured a roster of clients in both for-profit and not-for-profit organizations.

         According to the American Staffing Association the market size of the health care recruiting business is approximately $11 billion a year. As Medical Connections grows, management will attempt to leverage its success to increase market presence. In addition to its internal growth, Medical Connections may acquire other staffing and recruitment companies engaged in the healthcare recruiting business. There are currently no targeted acquisitions, nor there any assurance that we will be able to locate an acquisition candidate, or if identified, we will have sufficient financing to secure the acquisition.

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

         In 2006 overall staffing industry revenues totaled $94.8 billion, a growth of 16% from 2005 to 2006. The medical staffing industry doubled its revenue in the 10-year period between 1996 and 2006 from $ 5.3 Billion to $10.6 Billion. Stable growth is projected to reach $20.4 billion by 2014. After dropping for several years, permanent placement revenues have increased by nearly 36% in 2006, to an estimated $8.4 billion.

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

DEMAND FACTORS:

INCREASING NEED FOR HEALTH CARE PROFESSIONALS

         THE COMPANY'S CURRENT AND FUTURE STRATEGIES ARE BASED UPON THE FOLLOWING STATISTICAL AND DEMOGRAPHIC DATA: US CENSUS BUREAU

         AGING POPULATION: According to the U.S. Census Bureau, the United States population will increase 12% by 2020. In 2006, the population above 50 years old accounted for 70% of healthcare spending, As more baby boomers approach retirement, those health care expenses will increase, reaching a projected $ 3.6 trillion by 2014.

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

SUPPLY FACTORS:   US CENSUS BUREAU

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

HIGHLY QUALIFIED REGISTERED NURSES AND EXECUTIVE NURSES

o Registered Nurses and Executive Nurses make up the largest projected shortage need area in healthcare.

o There will be more than one million new and replacement nurses needed by 2012.

ALLIED HEALTH PROFESSIONAL SHORTAGE

         The allied/other temporary staffing market is estimated to be a $3.7 billion industry. As of 2004 it has averaged 9% per annum growth and is expected to continue this growth rate through 2014. An estimated daily average of 70,000 temporary workers is employed in this skill set, making up almost half of total temporary healthcare staffing.

o    Vacancy rates range from 12 to 15 percent among health care companies.

o    Today's shortage is expected to worsen over the next 20 years.

     Management believes that allied staffing is perhaps the most attractive field for emerging companies in the healthcare staffing industry. It is one of the least concentrated of the four sectors of healthcare staffing. The top 21 companies account for $5.3 billion or nearly one half of the total healthcare staffing revenue. Segmentation, with small companies comprising the largest part of allied health staffing, opens opportunities to new-comers in the field. It also includes many specialties with low penetration rates (the percentage of temporary staffing versus total of positions in the company), indicating that there will be a significant growth.

We believe that the following health professionals are in the highest demand:

     o    Pharmacists

     o    Radiology Technologists

     o    Respiratory Therapists

     o    Occupational Therapists

     o    Physical Therapists

     o    Speech Language Therapists

     o    Laboratory Professionals

     o    Health Information Management Positions

     These positions represent profit centers for hospitals and medical facilities as these facilities can then pass along these costs, plus a profit percentage.

PHARMACISTS SHORTAGE

     The market for pharmacists and pharmacy technicians is also on the rise, reflecting expansion of pharmacies into grocery and department stores as well as Internet and mail-order sales.

PHYSICIANS SHORTAGE

     Both the high demand and the shortage in supply for healthcare professionals, create an increasing demand for healthcare recruiting and staffing services. This growing demand and diminished supply helps drive the need for staffing agencies to fill vacancies.

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

     o    Expansion of medical subspecialties requires more practitioners

GOVERNMENTAL AND PRIVATE SECTOR HEALTH CARE SPENDING:

     o Health care spending in the United States has grown rapidly since the 1960s, at an average rate of 10% a year.

     o    In 2007, $2.2 trillion was spent on health care in the United States.

     o Spending on health care currently accounts for about 16.2 percent of Gross Domestic Product (GDP).

THE COMPANY'S CORE BUSINESS

         Medical Connections' goal is to expand its business operations by placing the most talented specialists in the medical profession, which allows us to service the critical shortage in the healthcare industry.

BUSINESS MODEL FOUNDATIONS

         Based on the specific characteristics of the growing market, and the concrete set of skills of its leadership team, Medical Connections' goal is to attract highly professional recruiters by offering them a competitive commission rate for selecting and placing the best healthcare professionals, company incentive and benefit programs as well as a congenial work atmosphere where contributions and success are rewarded.

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

         The foregoing business model assumes that we are able to operate on a profitable basis beginning in 2009 and that there will be sufficient working capital available for future financing needs. There can be no assurance that we will be able to operate profitably or obtain financing to fund future growth.

REVENUE STREAMS

MEDICAL CONNECTIONS TRADITIONAL STREAMS OF REVENUE INCLUDE:

o PERMANENT PLACEMENT HIRES: This activity includes the hiring of allied health professionals, nurses, physicians, pharmacists and other medical personnel to be employed in healthcare or research facilities. Under this arrangement, Medical Connections receives a placement fee ranging from 10% to 30% of the employee's initial annual salary, or a negotiated fee, which is predetermined based upon medical specialty. As part of the revenue of Medical Connections, these streams represent significantly higher gross profits.

o CONTRACT APPOINTMENTS: Represents an attractive employment option and temporary hires (typically, 13 week contracts) made by healthcare facilities to economically cover short staffing during periods of high seasonal activity, vacations, leaves of absence, etc. This also includes contracts for what is commonly known as "travel positions", which for allied health professionals, nurses or physicians who are willing to take temporary assignments outside their home region. Under this arrangement, Medical Connections is the employer of record for the healthcare professional and the healthcare facility remits a fee to the Company that includes all employment overhead as well as a surcharge for the service. The revenue from this activity comes from the commission and surcharge for the service. This activity is forecasted to represent 75% of all revenue of the Company, following the dynamics of the medical staffing industry.

o TEMPORARY TO PERMANENT MODEL - CHOICES PROGRAM: This program is a shorter version of the contract appointments, which provides permanent placement hires with greater flexibility, if the healthcare professional and the hiring entity desire so.


ADDITIONAL REVENUE STREAMS

POTENTIAL ACQUISITIONS: We may expand our operations through the acquisition of other medical staffing or placement agencies Acquisitions would enable us to increase revenues and integrate the acquired Company's operations into our existing business. If successful, we will be able to extend our market presence. We also recognize the importance of staying on the edge of technology in the medical recruiting field. However, technological advances may make it cost effective to acquire or form a strategic alliance with another entity specializing in developing health care staffing software.

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

RETAINER: The retainer fees are a fixed amounts, and agreed upon between Medical Connections and the client which are paid for finding the right candidate. There are several hybrid forms of retained searches, including: (1) one half the fee is paid at the commencement of the search assignment, expenses are billed monthly throughout the course of he search, and the balance is due when the client offers a position to the Medical Connections' candidate and both client and candidate reach a contractual agreement of employment; and (2) one third of the fee is paid in advance, one third at 30 days, and one third at 60 days, regardless of when the assignment is actually filled. .

RETINGENCY: This is a combined retainer/contingency fee, which is paid in small monthly installments from the commencement of the search assignment, with any balance due when the client offers Medical Connections' candidate a position and they reach a contractual agreement of employment.

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

         BUSINESS AND MARKETING STRATEGIES

THE FOLLOWING ARE THE KEYS TO THE COMPANY'S GROWTH:

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

TARGET MARKET

     o The target market for Medical Connections is the vast array of non-for-profit and for-profit organizations, companies and healthcare institutions, as well as all medical research facilities in the United States. Other recruiting companies or individual recruiters are also an alternative market for Medical Connections programs, such as split-fee agreements and franchise development

     o Companies, which are hired by the hospitals to outsource the facilities HR departments,: are a natural market for the services of Medical Connections, and at this point they represent 40% of the client base for placements.

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

OUR CURRENT MARKETING CHANNELS INCLUDE:

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

COMPETITION

         The confluence of demographic, legislative, and financial factors has given a rise to a highly fragmented market sector estimated at 6,000 nationally broadly specializing in medical staffing and recruiting. We compete against large multi-bullion dollar corporations as well as small regional companies. We believe the following trends characterize Medical Connections' competition in the field of temporary staffing:

     o    High concentration of companies providing temporary staffing:

     o In 2007, there were 21 healthcare staffing companies each of which had annual revenue in excess of $50 million

     o 10 companies account for nearly a third of the total healthcare staffing revenue

         Even though the tendency is concentration, the big majority of healthcare staffing companies are relatively small. The trend of concentrating recruiting companies follows the same trend as in staffing firms. This is more pronounced in nurse recruiting, while allied health, science and pharmacy recruiting remain vastly fragmented.

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

Other large big medical staffing and recruiting companies include CompHealth Group, Inc., eliStaf Healthcare Inc., Maxim Healthcare Services Inc., and Nursefinders Inc.


STRATEGIC ALLIANCES

Another base for the Company's ongoing growth is its strategic alliances with medical facilities and companies. We believe that one of the keys to our success and our ability to expand our operations is the recent certification that we received from the Joint Commission Health Care Staffing Certification Organization (this organization is more commonly known as the "Joint Commission"). The Joint Commission is an independent, not-for profit organization that accredits and certifies health care organizations and programs in the United States. Certification by the Joint Commission is recognized nationwide as a symbol of quality that reflects an organization's commitment to meeting performance standards. Since 1951 the Joint Commission has maintained state-of-the-art standards that focus on improving the quality and safety of care provider's organizations.

         Certification by the Joint Commission demonstrates our commitment to excellence and provides the public with meaningful comparative performance data. Joint Commission membership demonstrates that we have met their high standards regarding patient care and professional training.

Joint Commission accreditation and certification benefits include:


     o Strengthens community confidence in the quality and safety of care, treatment and services

     o    Provides a competitive edge in the marketplace

     o    Improves risk management and risk reduction

     o    Provides education on good practices to improve business operation

     o    Provides professional advice and counsel, enhancing staff education

     o    Enhances staff recruitment and development

     o    Recognized by select insurers and other third parties

     o    May fulfill regulatory requirements in select states.

         Most importantly Joint Commission accreditation opens our staffing services to a broad range of health care facilities that require Joint Commission membership before they will consider utilizing the services of any medical staffing agencies. We believe that there are very few medical staffing agencies of our size which have Joint Commission certification. In addition, our size will enable us to readily adapt to changing market conditions and standards to continue to meet ongoing Joint Commission certification.

Licensing:

         We are currently licensed to do business throughout the continental United States. As such we can respond to client needs throughout the country. We can offer medical professionals participating in our travel program the opportunity to move from various facilities throughout the country without the worry that Medical Connections is not properly licensed. For those organizations with medical facilities in different states, we can offer a qualified candidate the opportunity to move throughout that company's organization.

REGULATION

         The healthcare industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct of operations, payment for services and payment for referrals. Our operations are subject to applicable state and local regulations governing the provision of temporary staffing that require staffing companies to be licensed or separately registered. These regulations also require hospitals to maintain minimum staffing requirements which facilitate the implementation of our business plan.

         For example, hospitals certified to participate in Medicare are required to "have adequate numbers of licensed registered nurses, licensed practical (vocational) nurses, and other personnel to provide nursing care to all patients as needed". Reductions in nursing budgets have resulted in fewer nurses working longer hours, while caring for sicker patients.

         There are three general approaches to providing sufficient nurse staffing. The first approach is the implementation of nurse staffing plans, with input from practicing nurses, to institute safe nurse to patient ratios that are based on patient need and other criteria. The second approach is legislation or regulations mandating specific nurse to patient ratios. The third approach is a combination of nurse staffing plans and legislated nurse to patient ratios.

         There are proposed federal regulations that will require hospitals to set unit-by-unit nurse staffing levels in coordination with the direct care nursing staff and based on the unique needs of each unit and its patients.

         Many states including California, Florida, Illinois and New Jersey have enacted rules and regulations for staffing requirements.

         To date, we have not experienced any material difficulties in complying with such regulations. Some states require state licensure for businesses that employ and/or assign healthcare personnel to provide healthcare services on-site at hospitals and other healthcare facilities. Most of the contract healthcare professionals that we employ are required to be individually licensed or certified under applicable state laws. We take reasonable steps to ensure that our contract professionals possess all necessary licenses and certifications in all material respects maintaining profitability.

                                  RISK FACTORS

         YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE BUYING SHARES OF OUR COMMON STOCK. ADDITIONAL RISKS AND UNCERTAINTIES NOT CURRENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY IMPAIR OUR BUSINESS OPERATIONS. IF ANY OF THE ADVERSE EVENTS DESCRIBED IN THIS RISK FACTORS SECTION ACTUALLY OCCUR, OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND YOU MIGHT LOSE ALL OR PART OF YOUR INVESTMENT. WE HAVE HAD OPERATING LOSSES TO DATE AND CANNOT ASSURE THAT WE WILL BE PROFITABLE IN THE FORESEEABLE FUTURE. WE MAKE VARIOUS STATEMENTS IN THIS SECTION WHICH CONSTITUTE "FORWARD-LOOKING" STATEMENTS UNDER SECTION 27A OF THE SECURITIES ACT.


RISKS ASSOCIATED WITH THE COMPANY'S PROSPECTIVE BUSINESS AND OPERATIONS

IT IS UNLIKELY THAT WE WILL BE ABLE TO SUSTAIN PROFITABILITY IN THE FUTURE.

         The Company incurred significant losses in 2007 and there can be no assurance that we will be able to reverse this trend. Even if we are able to successfully expand our operations, there can be no assurance that we will be able to operate profitably.

         It is critical to the Company's success that we continue to devote financial resources to sales and marketing and developing brand awareness. As a result, we expect that our operating expenses will increase significantly during the next several years, especially in sales and marketing. As we increase spending, there can be no assurance that we will be able to continue to operate on a profitable basis. As a result, we may not be able to sustain profitable operations, or if we do continue to achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS ISSUED A GOING CONCERN OPINION.

         Due to our operating losses and deficits, our independent registered public accounting firm in their financial statements has raised substantial doubts about our ability to continue as a going concern. If we are not able to continue as a going concern, our operations will terminate and any investment in the Company will likely become worthless.

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

THE COSTS OF ATTRACTING AND RETAINING QUALIFIED HEALTHCARE PROFESSIONALS MAY RAISE MORE THAN WE ANTICIPATE.

         We compete with hospitals and other healthcare staffing companies for qualified healthcare professionals. Because there is currently a shortage of qualified healthcare professionals, competition for these employees is intense. To induce healthcare professionals to sign on with them, our competitors may increase hourly wages or other benefits. If we do not raise wages or other benefits in response to such increases by our competitors, we could face difficulties attracting and retaining qualified healthcare professionals. In addition, if we raise wages in response to our competitors' wage increases and are unable to pass such cost increases on to our clients, our margins could decline.

     OUR BUSINESS IS DEPENDENT UPON THE PROPER FUNCTIONING OF OUR INFORMATION SYSTEMS IN A COST EFFECTIVE MANNER.

         The operation of our business is dependent on the proper functioning of our information systems. In 2007, we continued to upgrade our information technology systems. , including PeopleSoft, an enterprise-wide information system. Critical information systems used in daily operations identify and match staffing resources and client assignments, track regulatory credentialing, manage scheduling and also perform billing and accounts receivable functions. If the systems fail to perform reliably or otherwise does not meet our expectations, or if we fail to successfully complete the implementation of other modules of the system, we could experience business interruptions that could result in deferred or lost sales. Our information systems are vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. If our information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could impact our ability to identify business opportunities quickly, to pay our staff in a timely fashion and to bill for services efficiently.

THE TEMPORARY STAFFING INDUSTRY IS HIGHLY COMPETITIVE AND THE SUCCESS AND FUTURE GROWTH OF OUR BUSINESS DEPEND UPON OUR ABILITY TO REMAIN COMPETITIVE IN OBTAINING AND RETAINING TEMPORARY STAFFING CLIENTS.

     The medical staffing industry is highly competitive and fragmented with limited barriers to entry. We compete in national, regional and local markets with full-service agencies and in regional and local markets with specialized temporary staffing agencies. Some of our competitors have significantly greater marketing and financial resources than we do. Our ability to attract and retain clients is based on the value of the service we deliver, which in turn depends principally on the speed with which we fill assignments and the appropriateness of the match based on clients' requirements and the skills and experience of our contract professionals. Our ability to attract skilled, experienced contract professionals is based on our ability to pay competitive wages, to provide competitive benefits and to provide multiple, continuous assignments, thereby increasing the retention rate of these employees. To the extent that competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues and our gross and operating margins could decline, which could seriously harm our operating results and cause the trading price of our stock to decline. As we expand into new geographic markets, our success will depend in part on our ability to gain market share from competitors. We expect competition for clients to increase in the future, and the success and growth of our business depends on our ability to remain competitive.

IMPROPER ACTIVITIES OF OUR CONTRACT PROFESSIONALS COULD RESULT IN DAMAGE TO OUR BUSINESS REPUTATION, DISCONTINUATION OF OUR CLIENT RELATIONSHIPS AND EXPOSURE TO LIABILITY.

         We may be subject to possible claims by our clients related to errors and omissions, misuse of proprietary information, discrimination and harassment, theft and other criminal activity, malpractice and other claims stemming from the improper activities or alleged activities of our contract professionals. We do carry general liability insurance, with up to five million dollars of coverage to protect us against these possible claims and the damages we may incur as a result thereof. Claims raised by clients stemming from the improper actions of our contract professionals, even if without merit, could cause us to incur significant expense associated with the costs or damages related to such claims. Further, such claims by clients could damage our business reputation and result in the discontinuation of client relationships.

CLAIMS AGAINST US BY OUR CONTRACT PROFESSIONALS FOR DAMAGES RESULTING FROM THE NEGLIGENCE OR MISTREATMENT BY OUR CLIENTS COULD RESULT IN SIGNIFICANT COSTS AND ADVERSELY AFFECT OUR RECRUITMENT AND RETENTION EFFORTS.

         We may be subject to possible claims by our contract professionals alleging discrimination, sexual harassment, negligence and other similar activities by our clients. We cannot assure that our current liability insurance coverage will be adequate or will continue to be available in sufficient amounts to cover damages or other costs associated with such claims. Claims raised by our contract professionals, even if without merit, could cause us to incur significant expense associated with the costs or damages related to such claims. Further, any associated negative publicity could adversely affect our ability to attract and retain qualified contract professionals in the future.

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

DECREASES OF IN-PATIENT ADMISSIONS AT OUR CLIENTS' FACILITIES MAY ADVERSELY AFFECT THE PROFITABILITY OF OUR BUSINESS.

         The general level of in-patient admissions at our clients' facilities significantly affects demand for our temporary healthcare staffing services. When a hospital's admissions increase, temporary employees are often added before full-time employees are hired. As admissions decrease, clients may reduce their use of temporary employees before undertaking layoffs of their regular employees. We also may experience more competitive pricing pressure during periods of in-patient admissions downturn. In addition, if a trend emerges toward providing healthcare in alternative settings, as opposed to acute care hospitals, in-patient admissions at our clients' facilities could decline. This reduction in admissions could adversely affect the demand for our services and our profitability.

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

THE LOSS OF KEY MEMBERS OF OUR SENIOR MANAGEMENT TEAM COULD ADVERSELY AFFECT THE EXECUTION OF OUR BUSINESS STRATEGY AND OUR FINANCIAL RESULTS.

         We believe that the successful execution of our business strategy and our ability to build upon the restructuring we have undertaken depends on the continued employment of key members of our senior management team. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers and our business could be materially adversely affected.

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

                  RISKS RELATING TO OWNERSHIP OF OUR SECURITIES

WE ARE SUBJECT TO EVOLVING CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE REGULATIONS THAT MAY RESULT IN ADDITIONAL EXPENSES AND CONTINUING UNCERTAINTY REGARDING THE APPLICATION OF SUCH REGULATIONS.

         Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related rules and regulations, are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional compliance costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by courts and regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Maintaining appropriate standards of corporate governance and public disclosure may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, if we fail to comply with new or changed laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business and our reputation may be harmed.

         We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers.

          We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

OUR SHARES MAY HAVE LIMITED LIQUIDITY.

         A substantial portion of the Company's shares of common stock will be closely held by certain insider investors. Consequently, the public float for the shares may be highly limited. As a result, should you wish to sell your shares into the open market you may encounter difficulty selling large blocks of your shares or obtaining a suitable price at which to sell your shares.

OUR STOCK PRICE MAY BE VOLATILE, WHICH MAY RESULT IN LOSSES TO OUR STOCKHOLDERS.

         The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies quoted on the Over-The-Counter Bulletin Board such as ours generally have been very volatile and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

     [ ] variations in our operating results;

     [ ] changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

     [ ] changes in operating and stock price performance of other companies in our industry;

     [ ] additions or departures of key personnel; and

     [ ] future sales of our common stock.

         Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock. In particular, following initial public offerings, the market prices for stocks of companies often reach levels that bear no established relationship to the operating performance of these companies. These market prices are generally not sustainable and could vary widely. In the past, following periods of volatility in the market price of a public company's securities, securities class action litigation has often been initiated.

OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER OWN A SUBSTANTIAL PORTION OF OUR OUTSTANDING COMMON STOCK, INCLUDING ALL OF OUR SERIES B SHARES WHICH GRANT THE HOLDERS THEREOF SUPERMAJORITY VOTING RIGHTS. AS A RESULT THIS WILL ENABLE THEM TO INFLUENCE MANY SIGNIFICANT CORPORATE ACTIONS AND IN CERTAIN CIRCUMSTANCES MAY PREVENT A CHANGE IN CONTROL THAT WOULD OTHERWISE BE BENEFICIAL TO OUR STOCKHOLDERS.

         Our chief executive officer and our president control substantially all of our outstanding shares of common stock. Specifically, Mr. Azzata and Mr. Nicolosi acting together could have a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

WE MAY BE EXPOSED TO POTENTIAL RISKS RELATING TO OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING AND OUR ABILITY TO HAVE THOSE CONTROLS ATTESTED TO BY OUR INDEPENDENT AUDITORS.

         As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring small business issuers, such as our company, to include a report of management on the company's internal controls over financial reporting in their annual reports. Presently, we will become subject to compliance with SOX 404 for our fiscal year ending December 31, 2008 the independent registered public accounting firm auditing our financial statements must also attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting as well as the operating effectiveness of our internal controls. While we have yet to begin evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, as presently required. During 2008 we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX
404. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remedy in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain financing as needed could suffer.

OUR COMMON SHARES ARE THINLY TRADED AND, YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO SELL YOUR SHARES TO RAISE MONEY OR OTHERWISE DESIRE TO LIQUIDATE SUCH SHARES.

         The Company cannot predict the extent to which an active public market for its common stock will develop or be sustained. Our common stock has historically been sporadically or "thinly-traded" on the "Over-The-Counter Bulletin Board," meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

         The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded "float". This could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

         Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

WE DO NOT ANTICIPATE PAYING ANY CASH DIVIDENDS.

         We presently do not anticipate that we will pay any dividends on any of our capital stock in the foreseeable future. The payment of dividends, if any, would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

THE APPLICATION OF THE "PENNY STOCK" RULES COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND INCREASE YOUR TRANSACTION COSTS TO SELL THOSE SHARES.

         As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks.

         These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

VOLATILITY IN OUR COMMON SHARE PRICE MAY SUBJECT US TO SECURITIES LITIGATION.

         The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

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

WE MAY NEED ADDITIONAL CAPITAL, AND THE SALE OF ADDITIONAL SHARES OR OTHER EQUITY SECURITIES COULD RESULT IN ADDITIONAL DILUTION TO OUR STOCKHOLDERS.

         We will require additional cash resources to expand our business operations and fully implement our business plan, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

ITEM 2.  DESCRIPTION OF PROPERTIES.

         Our corporate headquarters are located at 2300 Glades Road, Suite 202E Boca Raton, Florida 33431. We operate Medical Connections, Inc. from this office. We lease approximately 4,500 square feet of space. Our monthly rent is $13,400. Our current lease runs through May 2010. We believe that this space is sufficient to handle our immediate operating needs. Should we require additional space, sufficient office space is available at a similar rental costs.

         We also own a property located in Statesville, North Carolina. The property is a custom built home situated on the main channel of Lake Norman, one of the largest freshwater lakes in the state. The home has approximately 2,500 square feet of space, four bedrooms and 2.5 bathrooms, with a finished full basement, garage, workshop and wrap around covered porches and decks which overlook the lake and a finished dock and pier. The property was an asset from the reverse merger.

ITEM 3.  LEGAL PROCEEDINGS.

         In April 2005 our subsidiary Medical Connections, Inc. was sued by HMS, Inc. in the 17th Judicial Circuit for Broward County (Case No. 05-05442). T HMS alleges civil conspiracy, breach of contract, negligent supervision, tortuous interference with a business relationship and unjust enrichment. No specific dollar amount is requested other than it is in excess of the jurisdictional floor of $15,000. The suit arises from the actions of a former independent contractor who allegedly misappropriated a client data base. Since the filing of the complaint, there has been limited activity. While we believe that we have meritorious defenses to this action, there can be no assurance that we will be successful in defending this matter.

         In 2006, the state of Ohio entered a cease and desist order against Medical Connections Inc. in connection with the sale of unregistered securities which took place in August 2005. On April 7, 2008 the Company received the final order of the Ohio Division of Securities, stating that the Division's action against the Company is terminated.

         In 2007, a former employee filed a lawsuit against us in the 17th Judicial Circuit for Broward County (Case No. 07-17972(04). A counterclaim was filed in conjunction therewith. Without admitting any wrongdoing, this litigation has been settled. The amount of the settlement did not have a material impact on our business operations.

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

The high and low bid price for those periods in which quotes are available is set forth below:

                                             High                        Low
                                            ------                     ------
2006

First Quarter                               $25.00                     $6.00
Second Quarter                              $ 6.00                     $6.00
Third Quarter                               $ 6.00                     $6.00
Fourth Quarter                              $ 4.50                     $3.50

2007

First Quarter                               $ 3.80                     $1.75
Second Quarter                              $ 2.00                     $1.55
Third Quarter                               $ 2.00                     $1.55
Fourth Quarter                              $ 2.25                     $1.80

2008

Through March 31, 2008                      $ 2.60                     $1.55



     B. Holders

         As of March 31, 2008 there were 607 stockholders of record of our Common Stock.

         Our transfer agent is Interwest Transfer Company. Their mailing address is 1981 east 4800 south, Salt Lake City, UT 84117 and their telephone number is
(801)272-9294.

     C. Dividends

         We have not paid any cash dividends on our common stock since the date of our incorporation and we do not anticipate paying any cash common stock dividends in the foreseeable future. We anticipate that any earnings will be retained for development and expansion of our businesses. Future dividend policy will depend upon our earnings, financial condition, contractual restrictions and other factors considered relevant by our Board of Directors and will be subject to limitations imposed under Florida law.

         As of March 31, 2008, the Company has 110,948 shares of our Series A Convertible Preferred Stock issued and outstanding.

         As of March 31, 2008, the Company has 1,000,000 shares of Series Preferred Stock authorized at $0.001 par value and 1,000,000 issued and outstanding.

     D. Equity Compensation Plans

         In January 2006, we authorized the issuance of up to 50,000 shares of our Common Stock pursuant to our 2006 Stock Incentive and Compensation Plan. To date 15,000 shares of our common stock have been issued under the plan

     E. Sale of Unregistered Securities

         The Company authorized a dividend of its Series A Convertible Preferred Stocks to the holders of record of its common stock on July 3, 2006 (the "Record Date"). On July 10, 2006 a total of 532,680 shares of our Series A Preferred Stock was issued to the record holders as of the Record Date. Each holder of the Series A Preferred Stock may convert each share of Preferred Stock into nineteen
(19) shares (the "Conversion Ratio") of the Company's Common Stock at any time following December 31, 2006. The Conversion Ratio is subject to adjustment in the event of any recapitalization or reorganization. The Holders of the Series A Preferred Stock will be required to tender the Series A Preferred Stock Certificate to the Company for redemption prior to issuance of any shares of Common Stock. As of March 31, 2008, a total of 431,132 shares of Series A Preferred Stock have been converted into 6,703,846 shares of our Common Stock of which 414,050 shares were converted during 2007.

         On January 27, 2007 we issued 1,000,000 shares of our Common Stock, to an employee, for services rendered, at $ 0.38 per share fair market value, for a total cost of $ 380,000. For the fair market value per share the Company relied upon a third party evaluation. A compensation expense of $380,000 has been included in the consolidated statement of operations for the year ended December 31, 2007. The Company relied upon the exemption from registration contained in
Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the Company.

         On June 4, 2007 we issued 25,000 shares of our Common Stock, to an employee, for services rendered, at $ 0.38 per share fair market value, for a total cost of $ 9,500. Also, 25,000 shares were issued to an advisor, for services rendered, at $ 0.38 per share fair market value, for a total cost of $ 9,500. For the fair market value per share the Company relied upon a third party evaluation. A compensation expense of $19,000 has been included in the consolidated statement of operations for the year ended December 31, 2007. The Company relied upon the exemption from registration contained in Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the Company.

         On June 18, 2007 we issued 100,000 shares of our Common Stock, to an employee, for services rendered, at $ 0.38 per share fair market value, for a total cost of $ 38,000. For the fair market value per share the Company relied upon a third party evaluation. A compensation expense of $38,000 has been included in the consolidated statement of operations for the year ended December 31, 2007. The Company relied upon the exemption from registration contained in
Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the Company.

         On August 9, 2007 we issued 100,000 shares of our Common Stock to certain employees for services rendered. The Common Stock was valued at $ 0.38 per share, the fair market value at the date of issuance. . For the fair market value per share the Company relied upon a third party evaluation. A compensation expense of $38,000 has been included in the consolidated statement of operations for the year ended December 31, 2007. The Company relied upon the exemption from registration contained in Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the Company.

         On October 8, 2007 we issued 500,000 shares of our Common Stock to a non-employee for services rendered. The Common Stock was valued at $ 0.24 per share, the fair market value at the date of issuance. A charge of $120,000 has been included in the consolidated statement of operations for the year ended December 31, 2007. The Company relied upon the exemption from registration contained in Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the Company. The Company relied upon the exemption from registration contained in Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the Company.

         On December 27, 2007 we issued 400,000 shares of our Common Stock to certain employees for services rendered. The Common Stock was valued at $ 0.24 per share, the fair market value at the date of issuance. A charge of $84,000 has been included in the consolidated statement of operations for the year ended December 31, 2007. The Company relied upon the exemption from registration contained in Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the Company.

         During 2007 the Company converted 414,050 shares of its preferred stock into 7,866,950 shares of its common stock per the Preferred Stock Agreement. The Company relied upon the exemption from registration contained in Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the Company.

         During 2007 the Company issued 4,746,075 shares of its common stock and 8,949,600 warrants to purchase an equal number of shares of common stock at for total net proceeds of $4,901,425. The Company relied upon the exemption from registration contained in Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the Company.

         The securities issued in the foregoing transactions were made in reliance upon an exemption from registration under Rule 701 promulgated under
Section 3(b) of the Securities Act and or Section 4(2) of the Securities Act. Alternatively, these issuances of securities were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended, by the fact that:

-- the sale was made to a sophisticated or accredited investor, as defined in Rule 502;

-- we gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

-- at a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2; and

-- neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising;

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

General

         The Company generates revenues primarily from three separate sources: permanent placement hires, contract appointments and a temporary to permanent model. We continue to expand each of these areas.


YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

         Revenues increased from $2,214,800 to $4,829,285. The two main components of revenue are permanent placement hires, including temporary to permanent, and contract appointments. Revenues from permanent placement increased 12% to $1,152,853 over the prior year to $1,030,962. This increase was a result of the Company's continued disciplined recruiting policy of securing the best recruiters in the medical field. The revenue from contract appointments increased 211% from $1,183,839 in 2006 to $3,676,432 in 2007. This increase was the result of continued expansion in the attractive employment option and temporary hires (typically, 13 week contracts) made by healthcare facilities to economically cover short staffing during periods of high seasonal activity, vacations, leaves of absence, etc. The cost of the contract appointments revenue also increased from $1,014,061 in 2006 to $3,046,874 a 200% increase. These costs represent the personnel salaries including benefits, temporary housing and travel costs. The net profits from contract appointments increased from $169,778, (14% of revenue) in 2006 to $629, 588, (17% of revenue) in 2007.

         Sales and Marketing Expenses were $457,079 in 2007, which increased from $275,911 in 2006. The increase in costs represents an expanded presence on internet web pages and job posting boards.

         General and Administrative expenses increased to $7,049,346 in 2007 from $3,936,950 in 2006. During 2007 the Company doubled its recruiting staff resulting in the increased placements and revenue.

        Other (income) and expenses net, was $784,069 of net expense in 2007 compared to a net other (income) of $(364,548) in 2006. Part of this change was the recording of a lower net gain on valuation of the derivative liability of $121,399 in 2007 compared to a net gain of $544,418 in 2006. In addition interest expense increased from $180,795 in 2006 to $932,645 in 2007 as a result of recording the amortization of the discount on the Convertible Debentures of $536,029 as interest expense. The remaining increase in interest expenses relates to interest on convertible debentures, which bear interest from 6% to 8% and on other debt and Notes Payable.

         Net (Loss) for the year ended December 31, 2007 was $(6,508,083) as compared to $(2,647,574) in 2006.

Liquidity and Capital Resources

         Due to the operating losses and deficits, our independent auditors in their financial statements have raised doubts about our ability to continue as a going concern. Despite these historical losses, management believes that it will be able to satisfy ongoing operating expenses. If revenues from operations are insufficient to meet these obligations, management will seek to obtain third party financing. There can be no assurance that any financing will be available, or if available, will be offered on terms that will not adversely impact our shareholders.

         As of December 31, 2007 total current assets were $2,117,851 as compared to $335,130 in 2006. The increase in total current assets is primarily attributable to a increase in cash from $96,252 to $1,319,944 in 2007. The remaining increase was from accounts receivable from $238,878 to $797,907, which is in turn attributable to our growing operations.

         Our other assets include our office equipment and the house located in North Carolina which we rent for seasonal use. The home was originally purchased by Byron Webb, our former president, and subsequently transferred to the Company, and is valued at $647,432. All other assets which we have categorized as Property and Equipment are office furniture, equipment and software directly related to the operations of Medical Connections, Inc.

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

         Income (Loss) per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the loss of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended December 31, 2007 and 2006.

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


RECENT ACCOUNTING PRONOUNCEMENTS

      SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Corporation on January 1, 2008 and is not expected to have a significant impact on the Company's financial statements

     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 7.  FINANCIAL STATEMENTS.





               MEDICAL CONNECTIONS HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS


                                    CONTENTS

                                                                         PAGE
                                                                         -----
REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRMS                            F-1-F-2

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2007                       F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS
   ENDED DECEMBER 31, 2007 AND 2006                                       F-4

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
   FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006                         F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
    DECEMBER 31, 2007 AND 2006                                          F-6-F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-8-F-16

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
Medical Connections Holdings, Inc.
2300 Glades Road, Suite 202E
Boca Raton, FL 33431

         We have audited the accompanying consolidated balance sheet of Medical Connections Holdings, Inc., as of December 31, 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for year ended December 31, 2006. Medical Connections Holdings, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Connections Holdings, Inc., as of December 31, 2006, and the results of its operations and its cash flows for year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company did not generate sufficient cash flows from revenues during the year ended December 31, 2006, to fund its operations. Also at December 31, 2006, the Company had negative net working capital of $1,307,959. The Company's net working capital position has continued to deteriorate into the first quarter of 2007. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
------------------------------------------------
Bagell, Josephs, Levine & Company, L.L.C.
Marlton, NJ 08053
March 31, 2007

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Medical Connections Inc.

         We have audited the accompanying balance sheet of Medical Connections Inc. (the "Company"), a Florida corporation, as of December 31, 2007, and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2007, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Connection, Inc. at December 31, 2007 and the results of their operations and their cash flows for the year ended December 31, 2007, respectively in conformity with U.S. generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company's dependence on outside financing, lack of sufficient working capital, and recurring losses from operations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ DE MEO, YOUNG, MCGRATH, CPA
---------------------------------
De Meo, Young, McGrath, CPA

Fort Lauderdale, Florida
April 4, 2008

                   MEDICAL CONNECTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              AT DECEMBER 31, 2007


                                                                  2007
                                                              ------------
ASSETS
CURRENT ASSETS
Cash                                                          $  1,319,944
Accounts Receivable, net                                           797,907
Prepaid Expenses                                                    37,806
                                                              ------------
Total Current Assets                                             2,155,658

PROPERTY AND EQUIPMENT
Property and Equipment                                             295,800
     Less: Accumulated Depreciation                                119,671
                                                              ------------
         Net Property and Equipment                                176,129

OTHER ASSETS
Security Deposit                                                    28,540
Investment                                                         647,432
                                                              ------------
TOTAL ASSETS                                                  $  3,007,758
                                                              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable                                              $     89,537
Accrued Expenses                                                   220,555
Liability for Stock to be issued                                    65,056
Loan Payable                                                       370,086
Total Current Liabilities                                          745,234
                                                              ------------
TOTAL LIABILITIES                                                  745,234

STOCKHOLDER'S EQUITY
   Preferred Stock "A" $.001 par value; 1,000,000
      shares authorized, 118,630 shares issued and
      outstanding at December 31, 2007                                 119
   Preferred Stock "B" $.001 par value; 1,000,000
      shares authorized, 1,000,000 shares issued and
      outstanding at December 31, 2007                               1,000
   Common Stock, $0.001 par value, 25,000,000
      shares authorized, 22,487,320 shares issued and
      outstanding at December 31, 2007                              22,487
   Additional Paid in Capital                                   20,529,198
   Accumulated Deficit                                         (18,290,280)
                                                              ------------
TOTAL STOCKHOLDERS' EQUITY                                       2,262,524
                                                              ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  3,007,758





      See the Accompanying Notes to the Consolidated Financial Statements

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006



                                                   2007               2006
                                              -------------      --------------
Revenue                                       $   4,829,285      $    2,214,800

Direct Costs of Revenue                           3,046,874           1,014,061
Sale and Marketing Expenses                         457,079             275,911
General and Administrative Expenses               7,049,346           3,936,950
                                              -------------      --------------
Total Operating Expenses                         10,553,299           5,226,922
                                              -------------      --------------

LOSS FROM OPERATIONS                             (5,724,014)         (3,012,122)

OTHER (INCOME) EXPENSE
Interest Expense                                    932,645             180,795
Interest Income                                     (27,237)               (925)
Other Income: Gain-revaluation of derivatives      (121,339)           (544,418)
                                                         --                  --
                                              -------------      --------------
Total Other (Income) Expenses, net                  784,069            (364,548)
                                              -------------      --------------


LOSS BEFORE TAX BENEFITS                         (6,508,083)         (2,647,574)

Tax Benefits                                             --                  --
                                              -------------      --------------

NET (LOSS)                                    $  (6,508,083)     $   (2,647,574)
                                              =============      ==============


Net Loss per common share - basic and
   fully diluted:                             $       (0.57)     $        (1.75)
                                              =============      ==============

Weighted average common shares outstanding -
   basic and fully diluted                       11,449,205           1,511,060
                                              =============      ==============













      See the Accompanying Notes to the Consolidated Financial Statements

                   MEDICAL CONNECTIONS, INC., AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


                                                                                    ADDITIONAL
                       PREFERRED STOCK "A" PREFERRED STOCK B       COMMON STOCK     PAID - IN    ACCUMULATED SUBSCRIPTION
DESCRIPTION             SHARES    AMOUNT   SHARES     AMOUNT     SHARES    AMOUNT    CAPITAL       DEFICIT   RECEIVABLES    TOTALS
--------------------   --------  ------- ----------  -------- ----------  -------- -----------  ------------ ----------- -----------
BALANCE, December 31,
  2005                       --  $    --         --  $     --    476,880  $    477 $ 2,418,171  $ (2,954,911) $ (6,000) $  (542,263

Common Stock issued
  for conversion             --       --         --        --     30,200        30      30,170            --        --       30,200

Common Stock issued
  for liability              --       --         --        --    844,828       845     843,983            --        --      844,828

Common Stock issued for
  convertible debt           --       --         --        --  1,015,455     1,015     608,258            --        --      609,273

Warrants issued in
   association with
   convertible debt          --       --         --        --         --        --      55,168            --        --       55,168

Preferred Stock issued
   for dividend
   and liability        532,680      533         --        --         --        --   6,379,179    (6,179,712)       --      200,000

Preferred Stock
  issued for
  compensation               --       --  1,000,000     1,000         --        --     379,000            --        --      380,000

Write off of
  subscription
  receivable                 --       --         --        --         --        --          --            --     6,000        6,000

Common Stock issued
  for compensation           --       --         --        --    140,000       140      72,860            --        --       73,000

Net loss for the
  year                       --       --         --        --         --        --          --    (2,647,574)       --   (2,647,574)
                       --------  ------- ----------  -------- ----------  -------- -----------  ------------  --------  -----------

BALANCE, DECEMBER 31,
  2006                  532,680      533  1,000,000     1,000  2,542,363  $  2,542 $10,811,254  $(11,782,197) $     --  $  (966,868)

Common Stock issued
  for cash                   --       --         --        --  4,746,075     4,746   3,308,847            --        --    3,313,593

Warrants issued              --       --         --        --         --        --   1,587,832            --        --    1,587,832

Common Stock issued
  for Preferred "A"    (414,050)   (414)         --        --  7,866,950     7,867      (7,453)           --        --           --

Common Stock issued
  for liability              --       --         --        --    844,828       845     843,983            --        --      844,828

Common Stock issued
  for convertible
  debt                       --       --         --        --  5,181,932     5,182   4,028,738            --        --    4,033,920

Warrants issued in
   association with
   convertible debt          --       --         --        --         --        --      82,203            --        --       82,203

Common Stock issued
  for compensation           --       --         --        --  2,150,000     2,150     717,777            --        --      719,927

Net loss for the
  year                       --       --         --        --         --        --          --    (6,508,083)       --   (6,508,083)
                       --------  ------- ----------  -------- ----------  -------- -----------  ------------  --------  -----------

BALANCE, DECEMBER 31,
   2007                 118,630  $   119  1,000,000  $  1,000 22,487,320  $ 22,487 $20,529,198  $(18,290,280) $     --  $ 2,262,524)
                       ========  ======= ==========  ======== ==========  ======== ===========  ============  ========  ===========



      See the Accompanying Notes to the Consolidated Financial Statements

               MEDICAL CONNECTIONS HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                           2007          2006
                                                       -----------    -----------
OPERATING ACTIVITIES
   Net (loss)                                          $(6,508,083)   $(2,647,574)

Adjustments to reconcile net (loss) to net cash
provided by operating activites:
    Amortization of debt discount                          536,029         69,728
    Depreciation                                            49,051         48,488
    Other gains                                                 --       (472,342)
    Write off of subscription receivable                        --          6,000
    Provision for bad debt                                      --        100,000
    Preferred stock issued for compensation                     --        380,000
    Common stock issued for compensation                   719,927         97,500
    Increase in fair value derivative                     (121,339)            --

Changes in assets and liabilities
   Accounts receivable                                    (559,029)      (193,122)
   Prepaid Expenses                                        (37,806)            --
   Security deposit                                             --          4,673
   Accounts payable and accrued expenses                   202,016         78,076
                                                       -----------    -----------

          Total adjustments                                788,849        119,001
                                                       -----------    -----------

NET CASH (USED IN) OPERATING ACTIVITIES                 (5,719,234)    (2,528,573)
                                                       -----------    -----------

INVESTING ACTIVITIES
   Acquisition of property and equipment                  (100,606)       (41,151)
                                                       -----------    -----------
Net cash (used in) investing activites                    (100,606)       (41,151)

FINANCING ACTIVITIES
   Proceeds from insurance of common stock               4,901,425        712,964
   Increase in mortgage payable                                 --          9,452
   Payment on promissory note                              (40,000)       (23,112)
   Proceeds from issuance of convertible debentures      2,334,283      1,819,205
   Proceeds from loan payable                              370,086        100,000
   Payment on loan payable                                (459,452)       (60,000)
   Liability for stock to be issued                        (15,000)            --
   Decrease in line of credit                              (47,810)          (190)
                                                       -----------    -----------

Net cash provided by financing activities                7,043,532      2,558,319
                                                       -----------    -----------

Change in cash and cash equivalents                      1,223,692        (11,405)

Cash and cash equivalents
   at beginning of year                                     96,252        107,657
                                                       -----------    -----------

Cash and cash equivalents
   at end of year                                      $ 1,319,944    $    96,252
                                                       ===========    ===========


      See the Accompanying Notes to the Consolidated Financial Statements

            MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
                                  (CONTINUED)


                                                          2007           2006
                                                       ----------      --------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

Cash paid during the period for:

Interest                                               $   110,104     $ 21,506
                                                       ===========     ========
Preferred Stock issued for compensation                $        --     $380,000
                                                       ===========     ========
Common Stock issued for compensation                   $   725,063     $ 97,500
                                                       ===========     ========
Common Stock issued for debt conversion                $ 4,033,290     $639,473
                                                       ===========     ========

Common Stock issued for liability over cash received   $        --     $131,864
                                                       ===========     ========




















      See the Accompanying Notes to the Consolidated Financial Statements

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

         Medical Connections Holdings, Inc., and subsidiaries, (the "Company") is an employment and executive search firm that will provide recruiting services to its clients within the healthcare and medical industries. The Company was formed in Florida for the purpose of specializing in the recruitment and placement of healthcare professionals in a variety of employment settings.

         Medical Connections Holdings, Inc. has emerged as the parent company of Medical Connections, Inc., which replaced the Webb Mortgage Depot, Inc.

         Medical Connections Holdings, Inc. trades on the NASDAQ OTC B/B as a fully reporting company under the ticker symbol MCTH.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Medical Connections Holdings, Inc., and its wholly-owned subsidiaries. All material inter-company transactions and balances have been eliminated in consolidation..

USE OF ESTIMATES

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

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2007


PROPERTY PLANT AND EQUIPMENT

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

         If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives. When equipment is retired or otherwise disposed of, the cost and related accumulated preciation are removed from the accounts and the resulting gain or loss is included in operations.

ADVERTISING

         The Company's policy is to expense the costs of advertising and marketing as they are incurred. Advertising expense for the years ended December 31, 2007 and 2006 was $457,079 and $275,911 respectively.

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

STOCK-BASED COMPENSATION

         Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123,"Accounting for Stock-Based Compensation" ("SFAS 123"), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and the company has adopted the enhanced disclosure provisions of SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123".

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2007


         The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based pensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. In each of the periods presented, the vesting period was the period in which the options were granted.

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

EARNINGS (LOSS) PER SHARE OF COMMON STOCK

         Income (Loss) per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the loss of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended December 31, 2007 and 2006.

REVENUE RECOGNITION

         The Company records its transactions under the accrual method of accounting whereby income recognized when the services are rendered and collection is reasonably assured.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount reported in the balance sheets for cash and cash equivalents, loans payable, line of credit, convertible debentures, promissory note, mortgage payable, and liability for stock to be issued approximate fair value because of the immediate or short-term maturity of these financial instruments.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2007


RECLASSIFICATIONS

         Certain amounts at the December 31, 2006 were reclassified to conform to the 2007 presentation. These reclassifications had no effect on net loss for the periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

        SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Corporation on January 1, 2008 and is not expected to have a significant impact on the Company's financial statements


NOTE 3- PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at December 31, 2007:

                                                                       2007
                                                                    ---------
         Leasehold Improvements                                     $  54,512
         Office Furniture                                             107,995
         Office Equipment                                             133,293
                                                                    ---------
                 Total                                                295,800
         Less: Accumulated Depreciation                              (119,671)
                                                                    ---------
          Net Book Value                                            $ 176,129
                                                                    =========


         Depreciation expense for the years ended December 31, 2007 and 2006 was $49,051 and $48,488 respectively.



NOTE 4- LIABILITY FOR STOCK TO BE ISSUED

       As of December 31, 2007, the Company has a liability of $65,056 from the purchase of its common stock. Upon the issuance of the common stock the liability will be removed. The Company believes that the stock will be issued with in the next twelve months.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2007


NOTE 5 NOTE PAYABLE

         The Company entered into an agreement to sell selective accounts receivable invoices. The Company would receive 90% of the invoice value at the time of sale and be subject to a discount rate of 1.50%, of the net amount if the invoice sold was paid within 40 days and with an additional discount of 0.50% for each additional 15 days an invoice remains unpaid. If the invoice remains unpaid after 90 days the Company will be charged back for the unpaid amount, then the Company will begin collection procedures. At December 31, 2007 there was $370,086 as Loan Payable.

NOTE 6- CONVERTIBLE DEBENTURES

         In 2006 convertible debentures bear interest at rates ranging from 6% to 8% and are due on various dates during 2006 unless converted into common stock, at the option of the Company. In accordance with Statement of Financial Accounting Standards No. 133, `Accounting for Derivative Instruments and Hedging Activities', ("FASB 133"), we determined that the conversion feature of the convertible debentures met the criteria of an embedded derivative and therefore the conversion feature of the debt needed to be bifurcated and accounted for as a derivative. Due to the reset provisions of the convertible debentures, the debt does not meet the definition of "conventional convertible debt" because the number of shares which may be issued upon the conversion of the debt is not fixed. Therefore, the conversion feature fails to qualify for equity classification under EITF 00-19, and must be accounted for as a derivative liability.

         The $3 million convertible debentures were stripped of their conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the warrants and conversion option would be attributed to the debt. The beneficial conversion feature (an embedded derivative) included in these convertible debentures resulted in an initial debt discount of $847,163. During 2007, we revalued this derivative liability. For the year ended December 31, 2007, after adjustment, we recorded a net gain on valuation of the derivative liability of $121,399. The associated warrants are exercisable for 6,763,466 shares of common stock at an exercise price of $1.00 per share. The warrants, which expire on December 31, 2009, were assigned a value of $137,371, estimated using the Black-Scholes valuation model. The following assumptions were used to determine the fair value of the warrants using the Black-Scholes valuation model: a term of 3.5 years, risk-free rate of between 4.00% and 6.00%, volatility of 40% to 136%, and dividend yield of zero. In accordance with EITF No. 00-19, EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the values assigned to the debenture, conversion feature and the warrants were allocated based on their fair values. The amount allocated as a discount on the convertible debentures for the value of the warrants and conversion option was amortized to interest expense, using the effective interest method, over the term of the convertible debentures. For the year ended December 31, 2007, amortization of the discount on debenture amounted to $536,029 which is included in interest expense. On December 6, 2007 all of the outstanding convertible debentures were converted into 5,181,932 shares of the Company's common stock.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2007


NOTE 7 - STOCKHOLDERS' EQUITY

PREFERRED STOCK - A

         As of December 31, 2007, the Company has 1,000,000 shares of Preferred Stock A authorized at $0.001 par value and 118,630 issued and outstanding. The Company authorized a dividend of its Series A convertible preferred stock to the holders of record of its common stock on July 3, 2006 (the "Record Date"). On July 10, 2006 a total of 532,680 shares of our Series A preferred Stock were issued to the record holders as of the Record Date. Each holder of the Series A Preferred Stock may convert each share of Preferred Stock into nineteen (19) shares (the "Conversion Ratio") of the Company's Common Stock at any time following December 31, 2006. The Conversion Ratio is subject to adjustment in the event of any recapitalization or reorganization. The Holders of the Series A Preferred Stock will be required to tender the Series A Preferred Stock Certificate to the Company for redemption prior to issuance of any shares of Common Stock. As of March 31, 2008, a total of 431,132 shares of Series A Preferred Stock have been converted into 6,703,846 shares of our Common Stock of which 414,050 shares were converted during 2007.

PREFERRED STOCK - B

         As of December 31, 2007, the Company has 1,000,000 shares of Preferred Stock B authorized at $0.001 par value and 1,000,000 issued and outstanding.

COMMON STOCK

         As of December 31, 2007, the Company has 25,000,000 shares of common stock authorized at $0.001 par value and 22,487,320 issued and outstanding.

         The following details the stock transactions for the twelve months ended December 31, 2007:

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

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2007


         On August 9, 2007 we issued 100,000 shares of our Common Stock to certain employees for services rendered. The Common Stock was valued at $ 0.38 per share, the fair market value at the date of issuance. A charge of $38,000 has been included in the consolidated statement of operations for the year ended December 31, 2007. The Company relied upon the exemption from registration contained in Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the Company.

         On October 8, 2007 we issued 500,000 shares of our Common Stock to a non-employee for services rendered. The Common Stock was valued at $ 0.24 per share, the fair market value at the date of issuance. A charge of $120,000 has been included in the consolidated statement of operations for the year ended December 31, 2007. The Company relied upon the exemption from registration contained in Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the Company.

         On December 27, 2007 we issued 400,000 shares of our Common Stock to certain employees for services rendered. The Common Stock was valued at $ 0.24 per share, the fair market value at the date of issuance. A charge of $84,000 has been included in the consolidated statement of operations for the year ended December 31, 2007. The Company relied upon the exemption from registration contained in Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the Company.

         During 2007 the Company converted 414,050 shares of its preferred stock into 7,866,950 shares of its common stock per the Preferred Stock Agreement. The Company relied upon the exemption from registration contained in Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the Company.

         During 2007 the Company issued 4,746,075 shares of its common stock and 8,949,600 warrants to purchase an equal number of shares of common stock for total net proceeds of $4,901,425. The Company relied upon the exemption from registration contained in Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the Company.

NOTE 8 - PROVISION FOR INCOME TAXES

         The Company accounts for income taxes using the liability method. At December 31, 2007 deferred tax assets consist of the following:

                                                                 2007
                                                             -----------

         Deferred tax asset                                  $ 4,200,000
         Less: valuation allowance                            (4,200,000)
                                                             -----------
         Net deferred tax assets                             $         0
                                                             ===========

         As of December 31, 2007, the Company had accumulated deficits approximating $12,000,000 available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in the future period.

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2007


NOTE 9- OPERATING LEASES

         The Company leases office space under a sixty-three month lease commencing January 1, 2005 with a renewal option for a five-year period. The lease did not take effect until March 2005 due to delays in construction. Monthly payments under the current lease are $13,398. According to the lease; the rent will increase by 3% each year. The Company is required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.

         The following is a schedule, by years, of future minimum rental payments required under this operating lease that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006;

         For the periods ended                                Amount
         December 31,                                         Estimated
         -----------------------------------                  ---------
         2008                                                 $  160,772
         2009                                                    165,595
         2010                                                     42,264
                                                              ----------
         Total minimum payments required                      $  368,631
                                                              ==========


NOTE 10 - GOING CONCERN

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

NOTE 11 - CONTINGENCIES

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

              MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2007


NOTE 12 - SUBSQUENT EVENT

         On September 30, 2007 the Company obtained the written consent of the stockholders holding a majority of the outstanding voting rights of the Company to amend the Company's articles of incorporation to provide for the issuance of 75 million shares of capital stock including 5 million (5,000,000) shares of total preferred stock (which has been previously authorized) and 70 million (70,000,000) shares of common stock, $.001 par value.

         The certificate of amendment to the articles of incorporation was filed with the Florida Secretary of State on March 31, 2008.

         On January 23, 2008, the Company entered into an Asset Purchase and Sale Agreement (the "Agreement") with Medical Staffing Direct, Inc. ("MSD") to sell and assign to the Company certain assets consisting of $150,000 in cash (less $25,000 which will be used by MSD to pay expenses related to this transaction) and $400,000 in accounts receivable (the "Assets").

         In consideration for the transfer of the Assets, the Company was to issue to the holders of the MSD 8% subordinated secured convertible promissory notes (the "Note holders") a total of 1,310,344 Company units, each unit consisting of one share of common stock and two common stock purchase warrants with an exercise price of $0.75 per share.

         The transaction was contingent upon and subject to MSD securing the required consents from the Note holders by March 31, 2008.

         MSD has not secured the required consent as of the above date and as a result an amendment was entered into on April 14, 2008extending March 31, 2008 date to May 30, 2008

NOTE 13 - INTERENAL CONTROLS

         As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring small business issuers, such as our company, to include a report of management on the company's internal controls over financial reporting in their annual reports. Presently, we will become subject to compliance with SOX 404 for our fiscal year ending December 31, 2008 the independent registered public accounting firm auditing our financial statements must also attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting as well as the operating effectiveness of our internal controls. While we have yet to begin evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, as presently required. During 2008 we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX
404. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remedy in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain financing as needed could suffer.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          On June 20, 2007, Bagell, Josephs, Levine & Co. ("BJL") was dismissed as our independent auditor and independent registered public accounting firm. Concurrently therewith, the Company's Board of Directors approved the engagement of DeMeo, Young and McGrath ("DYM"), as the Company's independent auditor and independent registered public accounting firm.

          The report issued by BJL in connection with our audits for the years ended December 31, 2006 and 2005 did not contain an adverse opinion or a disclaimer of opinion, nor was either such report qualified or modified as to uncertainty, audit scope, or accounting principles, except that the Company's report for the years ended December 31, 2006 and 2005 included an explanatory statement wherein BJL expressed substantial doubt about our ability to continue as a going concern. There were no disagreements with BJL on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the Company, would have caused the Company to make a reference to the subject matter of such disagreement in connection with its audited report or interim financial statements for the periods ended March 31, 2007.

ITEM 8A. CONTROL AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2007, the end of the period covered by this Annual Report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

Changes in internal controls
----------------------------

         Except as set forth below, we have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken. As of the evaluation date, our Chief Executive Officer concluded that additional controls are required in the control of our checking account. Specifically, it was decided that all payments in excess of $1,000 must be approved by at least two individuals, including one of the Company's officers. While management does not believe that there were any improprieties with the handling of corporate funds, requiring approval from a second source above a threshold amount will insure that corporate funds are allocated as required.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The name, age, position and date of appointment of the Company's directors and executive officers are as follows:

     Name                Age          Position(s)              Appointed
--------------------------------------------------------------------------------

Joseph Azzata            47           CEO/DIRECTOR             December 2005

Anthony Nicolosi         37           PRESIDENT/DIRECTOR       December 2005
                                      CFO                      February  2008

Luke Jansen              43           VICE PRESIDENT           December 2005


         JOSEPH J. AZZATA, (47) Chief Executive Officer/Director. For nearly ten years, Mr. Azzata has been in the investment banking and brokerage industry, and in 1998 co-founded the firm of Emerson Bennett & Associates, Inc., of Fort Lauderdale, Florida, serving as COO. Emerson Bennett was later acquired by Cardinal Capital Management, Inc. In 2002 Mr. Azzata co-founded Medical Connections and serves as Chief Executive Officer/Director. As CEO Mr. Azzata continue to work on future strategic plans for the Company.

         ANTHONY J. NICOLOSI, (37) President /Director and Chief Financial Officer With more than 12 years experience in investment banking and brokerage, Mr. Nicolosi previously served as president and CEO of Capital Market Partners, Inc. in Pompano Beach, Florida. Mr. Nicolosi also served as a Financial Executive with Citicorp Investment Services of Dania Beach, Florida. Mr. Nicolosi is responsible for supervising the operations of the Florida office and assuming responsibility for day-to-day operations including the execution of all policy objectives within budgetary guidelines. Until such time as the Company can identify and retain a full time Chief Financial Officer, Mr. Nicolosi has assumed that position. Mr. Nicolosi attended Southern Connecticut University for two years and Florida Atlantic University for two years.

         LUKE JANSEN (42) is has more than 15 years of managerial experience. Prior to joining Medical Connections, Inc., Mr. Jansen was the President of National Allied Consultants (a specialized allied health company), supporting the permanent recruiting needs of facilities throughout the country. Prior thereto, he served as the Director of the Radiology Division for CompHealth Inc., where he led a team of recruiters. He also was Director of Physician Recruitment for Sea Change Inc., a national physician placement firm. Mr. Jansen holds a BS in Management from Albright University, and is currently working towards an MBA degree at Palm Beach Atlantic University.

Involvement in Certain Legal Proceedings

         In 2005, the state of Pennsylvania issued a Cease and Desist order for selling unregistered securities without filing for an exemption against Anthony Nicolosi, Joseph Azzata and Medical Connections, Inc. The summary order was RESCINDED as to respondents Medical Connections, Inc., Joseph J. Azzata, Anthony
J. Nicolosi resulting in a 90 day bar from calling Pennsylvania, and $10,000 in legal and administrative costs.

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

         Our current directors serve for a term of one (1) year, or until their successors are elected and qualified.

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

Audit Committee Financial Expert

         No member of our board of directors qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B.

         We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors. Further, we are currently quoted on the OTC Bulletin Board, which does not have any listing requirements mandating the establishment of any particular committees.

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

ITEM 10. EXECUTIVE COMPENSATION.

         The following table discloses compensation paid during the fiscal year ended December 31, 2007 to (i) the Company's Chief Executive Officer, and (ii) individual(s) who were the only executive officers, other than the Chief Executive Officer, serving as executive officers at the end of 2007 whose total salary and bonus exceeded $100,000 (the "Named Executive Officers"). No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

                                                                                            NONQUALIFIED
                                                      STOCK     OPTION   NON-EQUITY           DEFERRED       ALL OTHER
 NAME AND PRINCIPAL    FISCAL     SALARY     BONUS    AWARDS    AWARDS   INCENTIVE PLAN     COMPENSATION    COMPENSATION
    POSITION            YEAR        ($)       ($)      ($)       ($)     COMPENSATION ($)   EARNINGS ($)      ($) (2)     TOTAL ($)
--------------------   ------    -------    -------  -------- --------  ------------------  -------------  -------------  ---------

NAME AND                                     SALARY            BONUS            STOCK
POSITION                   YEAR               ($)            ($) AWARD         DIVIDEND
------------------      ----------         ----------        ----------       ----------
Joseph Azzata CEO          2007            $222,000          $  100,000
                           2006             150,000              30,000 (3)
                           2005             108,000              80,500 (2)

Anthony Nicolosi, Pres.    2007             222,000             100,000
                           2006             150,000              30,000 (3)
                           2005             108,000              80,500 (2)

Luke Jansen, VP            2007             138,000              20,000
                           2006             138,000                 -0- (3)

------------
(1) Payments to Mr. Nicolosi include payments made to his management company, AJP Capital Corp.

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

Bonuses and Deferred Compensation

         We do not have any bonus, deferred compensation, stock option or retirement plan. Such plans may be adopted by us at such time as deemed reasonable by our board of directors. We do not have a compensation committee; all decisions regarding compensation are determined by our board of directors. The quarterly founder's share bonuses were paid to Mr. Azzata and Mr. Nicolosi as the founders of Medical Connections, Inc. There will be no further founder share bonuses as a result of the acquisition of Medical Connections, Inc.

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

STOCK OPTIONS GRANTED IN LAST FISCAL YEAR

         During the fiscal years ended December 31, 2007 and 2006, we did not grant any options to any of our officers or directors. During fiscal 2007 and 2006, none of our officers or directors exercised any options.

EMPLOYMENT AGREEMENTS

         Our current executive officers, Anthony Nicolosi, Joseph Azzata, are all employed pursuant to employment agreements with the Company. Currently, both Mr. Nicolosi and Mr. Azzata receive an annual salary of $200,000. Mr. Cammarano receives an annual compensation of $96,000.

         In addition to the annual compensation our officers receive health insurance coverage.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


         SECURITY OWNERSHIP OF MANAGEMENT & CERTAIN BENEFICIAL OWNERS

         The following table sets forth information regarding the beneficial ownership of our shares of common stock at March 31, 2008 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise specified, we believe that all persons listed in the table possess sole voting and investment power with respect to all shares of our common stock beneficially owned by them. As of March 31, 2008 we had approximately 24,473,501 shares of common stock issued and outstanding not including a total of 2,108,012 shares which are issuable on the conversion of the 110,948 shares of our Series A Preferred Shares which are currently issued and outstanding. Upon the conversion of all Series A Preferred Shares, there will be a total of approximately 26,581,513 shares of our Common Stock issued and outstanding excluding any shares issued as a result of this offering.

                          NUMBER OF SHARES
NAME                    BENEFICIALLY OWNED (A)     PERCENT OF CLASS
---------------         ----------------------     ----------------
Joseph Azzata                 3,289,500                   12.4%

Anthony Nicolosi              3,289,500                   12.4%

Luke Jansen                     164,480                      *

 (All executive officers)     6,743,480                   25.4%

------------
*    Less than 1%

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


         We have also entered into employment agreements with our current executive officers Anthony Nicolosi and Joseph Azzata which provide for annual compensation of $300,000. Each of them may also receive discretionary bonuses.

Subsequent Events

         In February 2008, the Board of Directors terminated Brian Quillen the Board of Directors terminated Brian Quillen as the Company's Chief Financial Officer. Since his termination, Mr. Nicolosi has assumed the role of Chief Financial Officer until such time as the Company can hire a new Chief Financial Officer.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

         A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b) Reports on Form 8-K

         During the fourth quarter of 2007, no reports on Form 8-k were filed with the Securities and Exchange Commission.

ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES

         AUDIT FEES. The aggregate fees billed for professional services rendered was $38,000 and $42,500 for the audit of our annual financial statements for the fiscal years ended December 31, 2007 and 2006, respectively, and the reviews of the financial statements included in our Forms 10-QSB for those fiscal years.

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

         ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended December 31, 2007 and 2006.

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

         The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2006 with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2007, for filing with the Securities and Exchange Commission.

                                   SIGNATURES


          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              MEDICAL CONNECTIONS HOLDINGS, INC.


Date: April 10, 2008


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


By: /s/ Joseph Azzata                                       Date: April 14, 2008
    ----------------------------
    Joseph Azzata
    CEO/ Director


/s/ Anthony Nicolosi                                        Date: April 14, 2008
--------------------------------
    Anthony Nicolosi
    President/CFO/Director

                                INDEX TO EXHIBITS

NUMBER        EXHIBIT NAME AND/OR IDENTIFICATION OF EXHIBIT
----------    ---------------------------------------------
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

3.7* Amendment to the Articles of Incorporation filed with the Florida Secretary of State on March 31, 2008

3.8*          Code of Ethics

4.1*          Form of Convertible Debenture

4.2*          Form of Warrant

10.1 Share for Share Exchange Agreement between the Company and Medical Connections, Inc. filed as an exhibit on Schedule A to the Company's Definitive Proxy statement filed with the Securities and Exchange Commission on October 7, 2005.

10.2*         Employment Agreement between the Company and Anthony Nicolosi

10.3*         Employment Agreement between the Company and Joseph Azzata

31.1* Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2* Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 .1* Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32 .2* Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------
*    Filed Herewith