Form 10-Q
period 2008-03-31
MEDICAL CONNECTIONS HOLDINGS, INC.
filed 2008-05-15
CIK 1140303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File No. 333-72376

———————

MEDICAL CONNECTIONS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

———————

Florida	65-0920373
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 Glades Road Suite 202 E Boca Raton, Florida, 33431

(Address of Principal Executive Office) (Zip Code)

(561) 353-1110

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐    No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

25,966,741 shares of Common Stock, $.001 par value as of May 9, 2008

i

MEDICAL CONNECTIONS HOLDINGS, INC.,

INDEX

PAGE

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

1

Consolidated Balance Sheet at March 31, 2008 (unaudited)

1

Consolidated Statement Of Operations for the Three Months Ended
March 31, 2008 and March 31, 2007 (unaudited)

2

Consolidated Statement Of Cash Flows for the three Months Ended
March 31, 2008

3

Notes to Consolidated Financial Statements as of March 31, 2008 (unaudited)

4

Item 2.

Management’s Discussion And Analysis Or Plan Of Operation

11

Item 3.

Quantitative And Qualitative Disclosures About Market Risk

14

Item 4.

Controls And Procedures

14

Item 4t.

The Information Required By Item 4t Is Contained In Item 4

14

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

15

Item 1a.

Risk Factors.

15

Item 2.

Unregistered Sales Of Equity Securities

15

Item 3.

Defaults Upon Senior Securities

15

Item 4.

Submission Of Matters To A Vote Of Security Holders

15

Item 5.

Other Information

15

Item 6.

Exhibits

16

Signatures

17

ii

MEDICAL CONNECTIONS HOLDINGS, INC.,

CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 31, 2008

TABLE OF CONTENTS

Pages(s)
Consolidated Financial Statements:

Consolidated Balance Sheet as of
March 31, 2008 – Unaudited	1

Consolidated Statements of Operations for the Three Months
Ended March 31, 2008 and 2007- Unaudited	2

Consolidated Statements of Cash Flows for the Three Months
Ended March 31, 2008 and 2007- Unaudited	3

Notes to Consolidated Financial Statements	4-10

iii

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF MARCH 31, 2008

ASSETS
Current Assets
Cash	$2,147,584
Accounts receivable, net	713,734
Total current assets	2,861,318

Property and Equipment
Property and equipment	301,110
Less: accumulated depreciation	(131,934)
Net property and equipment	169,176

Other Assets
Security deposit	28,540
Investment	610,000

Total Assets	$3,669,034

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

Accounts Payable	$90,257
Accrued expenses	15,285
Loans payable Wells Fargo	96,443
Liability for stock to be issued	65,056
Total current liabilities	267,041

Total liabilities	267,041

Stockholders’ Equity
Preferred stock, Class A, $.001 par value; 1,000,000 shares authorized, 110,948 issued and outstanding	111
Preferred stock, Class B, $.001 par value; 1,000,000 shares authorized, 1,000,000 issued and outstanding	1,000
Common stock, $.001 par value, 70,000,000 shares authorized, 25,080,096 shares issued and outstanding	25,080
Additional paid-in capital	23,526,963
Accumulated deficit	(20,151,161)

Total Stockholders' Equity	3,401,993

Total Liabilities and Stockholders’ Equity	$3,669,034

See the Accompanying Notes to the Consolidated Financial Statements

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE QUARTERS ENDED MARCH 31, 2008 and 2007

	2008	2007
Revenue	$1,666,335	$1,147,829
Direct Costs of Revenue	597,341	605,428
Sales and Marketing Expenses	198,161	131,261
General and Administrative Expenses	2,729,887	1,692,297

Total Operating Expenses	3,525,389	2,428,986

Loss from Operations	(1,859,054)	(1,281,157)

Other (Income) Expense
Interest Expense	12,923	275,184
Interest Income	(11,095)	(206)

Total Other Expenses, net	1,828	274,978

Loss Before Tax Benefits	(1,860,882)	(1,556,135)

Tax Benefits	—	—

Net (Loss)	$(1,860,882)	$(1,556,135)

Net Loss per common share – basic and fully diluted:	$(0.08)	$(0.25)

Weighted average common shares outstanding - basic and fully diluted	23,783,892	6,343,356

See the Accompanying Notes to the Consolidated Financial Statements

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 31, 2008 AND 2007

	2008	2007
Cash Flow From Operating Activities
Net (Loss)	$(1,860,882)	(1,556,135)
Adjustments to reconcile net (loss) to net cash
Provided by operating activities:
Amortization of debt discount	—	100,509
Depreciation	12,263	12,122
Common stock issued for compensation	—	380,000
Decrease in fair value of Investment	37,432	—
Changes in assets and liabilities:
Accounts receivable	84,173	(262,883)
Prepaid Expenses	37,806	—
Accounts payable and accrued expenses	(204,550)	117,362

Total Adjustments	(32,876)	327,110

Net Cash used in operating activities	(1,893,758)	(1,209,025)

Investing activities
Acquisition of property and equipment	(5,310)	(959)
Net cash (used in) investing activities	(5,310)	(959)

Financing activities
Proceeds from insurance of common stock	3,000,351	—
Proceeds from issuance of convertible
Debentures	—	1,890,008
Payment on loan payable	(273,643)	(40,000)

Net cash provided by financing activities	2,726,708	1,850,008

Change in cash and cash equivalents	827,640	640,024

Cash and cash equivalents at beginning of period	1,319,944	96,252

Cash and cash equivalents at end of period	$2,147,584	$736,276

Supplemental Disclosure of Non Cash information:

Cash paid during the period for:
	$12,923	$152,238
Interest

Common Stock issued for compensation	$—	$380,000

See the Accompanying Notes to the Consolidated Financial Statements

MEDICAL CONNECTIONS HOLDINGS, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 31, 2008 AND 2007

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying condensed consolidated unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission. In the opinion of management, these interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The financial statements should be read in conjunction with the audited financial statements of the Company for the most recent fiscal year ended December 31, 2007, as reported in Form 10-KSB filed on April 15, 2008.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Medical Connections Holdings, Inc., and its wholly-owned subsidiaries. All material inter-company transactions and balances have been eliminated in consolidation.

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

Allowance for Doubtful Accounts

Accounts are written off when management, on a monthly basis, determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is determined to reduce the Company's receivables to their carrying value, which approximates fair value. The allowance is estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Historically, the Company has not incurred any significant credit related losses.

MEDICAL CONNECTIONS HOLDINGS, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED (CONTINUED)

MARCH 31, 2008 AND 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives. When equipment is retired or otherwise disposed of, the cost and related accumulated are removed from the accounts and the resulting gain or loss is included in operations.

Advertising

The Company's policy is to expense the costs of advertising and marketing as they are incurred. Advertising expense for the periods ended March 31, 2008 and 2007 was $198,161 and $131,261 respectively.

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

MEDICAL CONNECTIONS HOLDINGS, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED (CONTINUED)

MARCH 31, 2008 AND 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Common Stock Issued For Other Than Cash

Services purchased and other transactions settled in the Company's common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

Earnings (Loss) Per Share of Common Stock

Income (Loss) per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the loss of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the quarter ended March 31, 2008 and 2007.

Revenue Recognition

The Company records its transactions under the accrual method of accounting whereby income recognized when the services are rendered and collection is reasonably assured.

Fair Value of Financial Instruments

The carrying amount reported in the balance sheets for cash and cash equivalents, loans payable, line of credit, convertible debentures, promissory note, and liability for stock to be issued approximate fair value because of the immediate or short-term maturity of these financial instruments.

Reclassifications

Certain amounts at the March 31, 2007 were reclassified to conform to the 2008 presentation. These reclassifications had no effect on net loss for the periods presented.

Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157," or FSP 157-2, to partially defer FASB Statement No. 157, "Fair Value Measurements" ("FAS 157"). FSP 157-2 defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We are currently evaluating what impact, if any, the adoption of the provisions of FSP 157-2 will have on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," ("SFAS 141R"). This issuance retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R is effective for the Company beginning January 1, 2009. Though this pronouncement is not expected to have an effect on our consolidated financial position, annual results of operations or cash flows, if we were to acquire another entity, we would be required to account for it in accordance with this pronouncement.

MEDICAL CONNECTIONS HOLDINGS, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED (CONTINUED)

MARCH 31, 2008 AND 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," ("SFAS 160"). This issuance amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for the Company beginning January 1, 2009. Though this pronouncement is not expected to have an effect on our consolidated financial position, annual results of operations or cash flows, if it were to acquire another entity, we would be required to account for it in accordance with this pronouncement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 will have no impact on the Company consolidated financial position.

NOTE 3- PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2008:

2008
Leasehold Improvements	$54,512
Office Furniture	107,995
Office Equipment	138,604
Total	301,110
Less: Accumulated Depreciation	(131,934)

Net Book Value	$169,176

Depreciation expense for the quarters March 31, 2008 and 2007 was $12,263 and $12,112 respectively.

NOTE 4- INVESTMENT

Investments include a house located in North Carolina which is rented for seasonal use. The home was originally purchased by Byron Webb, our former president, and subsequently transferred to the Company, and is valued at $610,000. During the quarter ended March 31, 2008 the Company reduced the carrying value of this investment to the current appraised value, resulting in a $ 37,432 reduction.

NOTE 5- LIABILITY FOR STOCK TO BE ISSUED

As of March 31, 2008, the Company has a liability of $65,056 from the purchase of its common stock. Upon the issuance of the common stock the liability will be removed. The Company believes that the stock will be issued with in the next twelve months.

MEDICAL CONNECTIONS HOLDINGS, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED (CONTINUED)

MARCH 31, 2008 AND 2007

NOTE 6- NOTE PAYABLE

The Company entered into an agreement to sell selective accounts receivable invoices. The Company would receive 90% of the invoice value at the time of sale and be subject to a discount rate of 1.50%, of the net amount if the invoice sold was paid within 40 days and with an additional discount of 0.50% for each additional 15 days an invoice remains unpaid. If the invoice remains unpaid after 90 days the Company will be charged back for the unpaid amount, then the Company will begin collection procedures. At March 31, 2008 there was $96,443 as Loan Payable.

NOTE 7- CONVERTIBLE DEBENTURES

In 2006 convertible debentures bear interest at rates ranging from 6% to 8% and are due on various dates during 2006 unless converted into common stock, at the option of the Company. In accordance with Statement of Financial Accounting Standards No. 133, ‘Accounting for Derivative Instruments and Hedging Activities’, (“FASB 133”), we determined that the conversion feature of the convertible debentures met the criteria of an embedded derivative and therefore the conversion feature of the debt needed to be bifurcated and accounted for as a derivative. Due to the reset provisions of the convertible debentures, the debt does not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon the conversion of the debt is not fixed. Therefore, the conversion feature fails to qualify for equity classification under EITF 00-19, and must be accounted for as a derivative liability.

The $3 million convertible debentures were stripped of their conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the warrants and conversion option would be attributed to the debt. The beneficial conversion feature (an embedded derivative) included in these convertible debentures resulted in an initial debt discount of $847,163. During 2007, we revalued this derivative liability. For the year ended December 31, 2007, after adjustment, we recorded a net gain on valuation of the derivative liability of $121,399. The associated warrants are exercisable for 6,763,466 shares of common stock at an exercise price of $1.00 per share. The warrants, which expire on December 31, 2009, were assigned a value of $137,371, estimated using the Black-Scholes valuation model. The following assumptions were used to determine the fair value of the warrants using the Black-Scholes valuation model: a term of 3.5 years, risk-free rate of between 4.00% and 6.00%, volatility of 40% to 136%, and dividend yield of zero. In accordance with EITF No. 00-19, EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the values assigned to the debenture, conversion feature and the warrants were allocated based on their fair values. The amount allocated as a discount on the convertible debentures for the value of the warrants and conversion option was amortized to interest expense, using the effective interest method, over the term of the convertible debentures. For the year ended December 31, 2007, amortization of the discount on debenture amounted to $536,029 which is included in interest expense. On December 6, 2007 all of the outstanding convertible debentures were converted into 5,181,932 shares of the Company’s common stock.

NOTE 8 - STOCKHOLDERS' EQUITY

On September 30, 2007, the Company obtained the written consent of the stockholders holding a majority of the outstanding voting rights of the Company to amend the Company’s articles of incorporation to provide for the issuance of 75 million shares of capital stock including 5 million (5,000,000) shares of total preferred stock (which has been previously authorized) and 70 million (70,000,000) shares of common stock, $.001 par value. The certificate of amendment to the articles of incorporation was filed with the Florida Secretary of State on March 31, 2008.

MEDICAL CONNECTIONS HOLDINGS, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED (CONTINUED)

MARCH 31, 2008 AND 2007

NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)

Preferred Stock - A

As of March 31, 2008, the Company has 1,000,000 shares of Preferred Stock A authorized at $0.001 par value and 110,948 issued and outstanding. The Company authorized a dividend of its Series A convertible preferred stock to the holders of record of its common stock on July 3, 2006 (the “Record Date”). On July 10, 2006 a total of 532,680 shares of our Series A preferred Stock were issued to the record holders as of the Record Date. Each holder of the Series A Preferred Stock may convert each share of Preferred Stock into nineteen (19) shares (the “Conversion Ratio”) of the Company’s Common Stock at any time following December 31, 2006. The Conversion Ratio is subject to adjustment in the event of any recapitalization or reorganization. The Holders of the Series A Preferred Stock are required to tender the Series A Preferred Stock Certificate to the Company for redemption prior to issuance of any shares of Common Stock. As of March 31, 2008, a total of 431,132 shares of Series A Preferred Stock have been converted into 6,703,846 shares of our Common Stock of which, during the quarter ended March 31, 2008, 7,682 shares were converted into 145,958 shares of our Common Stock.

Preferred Stock - B

As of March 31, 2008, the Company has 1,000,000 shares of Preferred Stock B authorized at $0.001 par value and 1,000,000 issued and outstanding.

Common Stock

As of March 31, 2008, the Company has 70,000,000 shares of common stock authorized at $0.001 par value and 25,080,096 issued and outstanding.

NOTE 9 - PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method. At March 31, 2008 deferred tax assets consist of the following:

2008

Deferred tax asset	$4,850,000
Less: valuation allowance	(4,850,000)
Net deferred tax assets	$0

As of March 31, 2008, the Company had accumulated deficits approximating $13,500,000 available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in the future period.

NOTE 10- GOING CONCERN

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

MEDICAL CONNECTIONS HOLDINGS, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED (CONTINUED)

MARCH 31, 2008 AND 2007

NOTE 11 - CONTINGENCIES

Legal Proceedings:

The Company and certain of its subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations. In view of the inherent difficulty of predicting the outcome of such matters, the Company cannot state what the eventual outcome of these matters will be. However, based on current knowledge and after consultation with legal counsel, management believes that current reserves, determined in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5), are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

NOTE 12 – SUBSEQUENT EVENT

On January 23, 2008, the Company entered into an Asset Purchase and Sale Agreement (the “Agreement”) with Medical Staffing Direct, Inc. (“MSD”) to sell and assign to the Company certain assets consisting of $150,000 in cash (less $25,000 which will be used by MSD to pay expenses related to this transaction) and $400,000 in accounts receivable (the “Assets”).

In consideration for the transfer of the Assets, the Company was to issue to the holders of the MSD 8% subordinated secured convertible promissory notes (the “Note holders”) a total of 1,310,344 Company units, each unit consisting of one share of common stock and two common stock purchase warrants with an exercise price of $0.75 per share. The transaction was contingent upon and subject to MSD securing the required consents from the Note holders by March 31, 2008. MSD has not secured the required consent as of the above date and as a result an amendment was entered into on April 14, 2008 extending March 31, 2008 date to May 30, 2008.

NOTE 13 – INTERNAL CONTROLS

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission adopted rules requiring small business issuers, such as our company, to include a report of management on the company’s internal controls over financial reporting in their annual reports. Presently, we will become subject to compliance with SOX 404 for our fiscal year ending December 31, 2008. The independent registered public accounting firm auditing our financial statements must also attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting as well as the operating effectiveness of our internal controls. We have yet to begin evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, as presently required. During 2008 we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remedy in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain financing as needed could suffer.

Item 2.

Management’s Discussion and Analysis or Plan of Operation

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

General

Medical Connections Inc., the Company’s wholly owned subsidiary, is a national provider for medical recruitment and staffing services. Established in 2002 to satisfy the increasing need for qualified healthcare professionals, the Company’s business is to identify, select and place the best executive allied health specialists, pharmacists, physicians, nurses and hospital management executives. The Company provides recruiting and staffing services for permanent and temporary positions, with an option for the clients and candidates to decide the best formula for working together. Following the changing dynamics of the healthcare recruiting market, Medical Connections has shifted its niche to emphasize the recruitment of allied health specialists. This shift resulted in a significant increase in placements for physical and occupational therapists. The Company’s future growth will be based on a disciplined recruiting policy of securing the best recruiters in the medical field. Medical Connections is attempting to position itself as a recruiter for permanent positions in the field of allied health, and in furtherance thereof, has secured a roster of clients in both for-profit and not-for-profit organizations.

The Company generates revenues primarily from: permanent placement hires, contract appointments and a temporary to permanent model:

•

Permanent Placement Hires: This activity includes the hiring of allied health professionals, nurses, physicians, pharmacists and other medical personnel to be employed in healthcare or research facilities. Under this arrangement, Medical Connections receives a placement fee ranging from 10% to 30% of the employee’s initial annual salary, or a negotiated fee, which is predetermined based upon medical specialty.

•

Contract Appointments: Represents an attractive employment option and temporary hires (typically, 13 week contracts) made by healthcare facilities to economically cover short staffing during periods of high seasonal activity, vacations, leaves of absence, etc. This also includes contracts for what is commonly known as “travel positions”, which for allied health professionals, nurses or physicians who are willing to take temporary assignments outside their home region. Under this arrangement, Medical Connections is the employer of record for the healthcare professional and the healthcare facility remits a fee to the Company that includes all employment overhead as well as a surcharge for the service. The revenue from this activity comes from the commission and surcharge for the service. This activity is forecasted to represent 75% of all revenue of the Company, following the dynamics of the medical staffing industry. A shorter version of the contract appointments is a temporary to permanent model, which provides permanent placement hires with greater flexibility, if the healthcare professional and the hiring entity desire so.

Management is working on expanding each of these revenue sources. In addition, revenues may increase as a result of the acquisition of other medical staffing or placement agencies Acquisitions will enable Medical Connections to increase revenues and integrate the acquired company’s operations into our existing business. If successful, Medical Connections will be able to extend our market presence.

Target Market

•

The target market for Medical Connections is the vast array of non-for-profit and for-profit organizations, companies and healthcare institutions, as well as all medical research facilities in the United States. Other recruiting companies or individual recruiters are also an alternative market for Medical Connections programs, such as split-fee agreements and franchise development

•

Companies, which are hired by the hospitals to outsource the facilities’ HR departments, are a natural market for the services of Medical Connections, and at this point they represent 40% of the client base for placements.

•

Smaller medical recruiting companies and individual recruiters to offer them cost effective technological solutions for their businesses, as well as split agreement partnerships.

Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007

Revenues increased from $1,147,829 to $1,666,335. The two main components of revenue are permanent placement hires, including temporary to permanent, and contract appointments. Revenues from permanent placement increased $97,115 or 22% to $534,230 over the prior year. This increase was a result of the Company’s continued disciplined recruiting policy of securing the best recruiters in the medical field. The revenue from contract appointments increased $421,390 or 59% from 2007 to $1,132,104 in 2008. This increase was the result of continued expansion in the employment option and temporary hires (typically, 13 week contracts) made by healthcare facilities to economically cover short staffing during periods of high seasonal activity, vacations, leaves of absence, etc. The cost of the contract appointments revenue also increased from $605,428 in 2007 to $920,843 in 2008, a 52% increase. These costs represent the personnel salaries including benefits, temporary housing and travel costs. The net profits from contract appointments increased from $105,286, (15% of revenue) in 2007 to $211,261, (19% of revenue) in 2008.

Sales and Marketing Expenses were $198,161 in 2008, which increased from $131,261 in 2007. The increase in costs represents an expanded presence on internet web pages and job posting boards.

General and Administrative expenses increased to $2,729,887 in 2008 from $1,692,297 in 2007. During the last twelve months the Company doubled its recruiting staff resulting in the increased placement revenue.

Other expenses net, was $1,828 in 2008 compared to a net other expense of $274,978 in 2007. Part of this change was the recording of an amortization of debt discounts in 2007, which as a result of the conversion to equity in 2007; no amortization was recorded in 2008. In addition interest expense decreased from $174,676 in 2007 to $12,923 in 2008 as a result of the conversion to equity of the Convertible Debentures in 2007. For more information, see Note 7 Convertible Debentures.

Net Loss for the year ended March 31, 2008 was $(1,860,882) as compared to $(1,556,135) in 2007.

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

As of March 31, 2008 total current assets were $2,861,318 as compared to $1,550,717 in March 31, 2007. The increase in total current assets is primarily attributable to an increase in cash from $736,276 in March 31, 2007 to $2,147,584. The over all increase was offset by a decrease in accounts receivable of $100,707 from March 31, 2007 balance to $713,734, which is attributable to our collection process. Accounts payable increased by $60,976 over the same period one year ago, primarily due to the increase in business activity.

Our other assets and investments include our office equipment and the house located in North Carolina which we rent for seasonal use. The home was originally purchased by Byron Webb, our former president, and subsequently transferred to the Company, and is valued at $610,000. All other assets which we have categorized as Property and Equipment are office furniture, equipment and software directly related to the operations of Medical Connections, Inc.

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

Income (Loss) per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the loss of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended March 31, 2008 and 2007.

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

Recent Accounting Pronouncements

In February 2008, the FASB, issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157," or FSP 157-2, to partially defer FASB Statement No. 157, "Fair Value Measurements" ("FAS 157"). FSP 157-2 defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We are currently evaluating what impact, if any, the adoption of the provisions of FSP 157-2 will have on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," ("SFAS 141R"). This issuance retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R is effective for the Company beginning January 1, 2009. Though this pronouncement is not expected to have an effect on our consolidated financial position, annual results of operations or cash flows, if we were to acquire another entity, we would be required to account for it in accordance with this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," ("SFAS 160"). This issuance amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for the Company beginning January 1, 2009. Though this pronouncement is not expected to have an effect on our consolidated financial position, annual results of operations or cash flows, if it were to acquire another entity, we would be required to account for it in accordance with this pronouncement

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 will have no impact on the Company consolidated financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.

Controls and Procedures

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded:

•

That the Company maintains reasonably detailed records to accurately and fairly reflect the transactions and disposition of the Company’s assets.

•

That the Company’s transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with either management’s authorization or the authorization of the Company’s Board of Directors.

•

That the controls and procedures currently in place will provide for timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

•

That the company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There was no change in the company's internal controls that occurred during the period covered by this report that has materially affected, or is reasonably likely to affect, the company's internal controls over financial reporting.

Item 4t.

The information required by Item 4t is contained in item 4.

PART II. – OTHER INFORMATION

Item 1.

Legal Proceedings.

There have been no changes or developments in any legal proceedings which have been filed against the Company. For a complete description of all legal proceedings which are currently pending, you are urged to read our Form 10-KSB which was filed with the Securities and Exchange Commission on April 15, 2008.

Item 1a.

Risk Factors.

There has been no material changes in the risk factors associated with the Company’s operations since the filing of the Company’s Form 10-KSB which was filed with the Securities and Exchange Commission on April 15, 2008.

Item 2.

Unregistered Sales of Equity Securities

At various dates during the quarter, we issued a total of 2,521,512 unregistered shares of our Common Stock. Sales of unregistered shares of Common Stock were made to accredited shareholders for $3,006,939 in new capital. The issuance of 145,958 of our shares of Common Stock represents the conversion of 7,682 shares of our Series A Preferred Shares. Each Series A Preferred Share is convertible into 19 shares of our Common Stock. The Series A Preferred Shares were received by the holders as a result of a stock dividend to the holders of record of our common stock as of July 10, 2006.

The securities issued in the foregoing transactions were made in reliance upon an exemption from registration under Rule 701 promulgated under Section 3(b) of the Securities Act and or Section 4(2) of the Securities Act

—

we gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

—

at a reasonable time prior to the conversion of the preferred shares, we advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2; and

—

neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising;

Item 3.

Defaults upon senior securities

None

Item 4.

Submission of matters to a vote of security holders.

There were no matters submitted during the quarter ended March 31, 2008 to a vote of the Company’s securities holders.

Item 5.

Other Information

On April 14, 2008, the Company hired Brian R. Neill as its Chief Financial Officer.

Item 6.

Exhibits

Exhibit No.	Description

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

3.5	Bylaws (incorporated by reference to Exhibit 3.5 of our registration statement on Form SB-2 filed with the SEC on October 29, 2001).
3.6	Amendment to the Articles of Incorporation filed with the Florida Secretary of State (incorporated by reference to Form 8-k filed on December 29, 2005.
3.7 *	Amendment to the Articles of Incorporation filed with the Florida Secretary of State on March 31, 2008
3.8 *	Code of Ethics
4.1 *	Form of Convertible Debenture
4.2 *	Form of Warrant
10.1

Share for Share Exchange Agreement between the Company and Medical Connections, Inc. filed as an exhibit on Schedule A to the Company’s Definitive Proxy statement filed with the Securities and Exchange Commission on October 7, 2005.

10.2 *	Employment Agreement between the Company and Anthony Nicolosi
10.3 *	Employment Agreement between the Company and Joseph Azzata
31.1 *	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 .1 *	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32 .2 *	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

———————

*

Filed Herewith

Exhibit 3.7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Date: May 14, 2008

MEDICAL CONNECTIONS HOLDINGS, INC.

By:	/s/ JOSEPH AZZATA
Joseph Azzata,
CEO and Director

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JOSEPH AZZATA	CEO/ Director	May 14, 2008
Joseph Azzata

/s/ ANTHONY NICOLOSI	President/Director	May 14, 2008
Anthony Nicolosi

/s/ BRIAN NEILL	Chief Financial Officer	May 14, 2008
Brian Neill,

17