Form 10KSB/A
period 2007-12-31
MEDICAL CONNECTIONS HOLDINGS, INC.
filed 2008-08-08
CIK 1140303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB/A1

———————

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

MEDICAL CONNECTIONS HOLDINGS, INC.

(Name of small business issuer in its charter)

———————

Florida	333-72376	65-0920373
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

2300 Glades Road, Suite 202E Boca Raton, FL  33431

(Address of Principal Executive Office) (Zip Code)

(561) 353-1110

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

State issuer’s revenue for its most recent fiscal year.  $4,829,285

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

Of the 24,473,501   shares of common stock of the registrant issued and outstanding as of March 31, 2008 17,729,021 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of our Common Stock as reported on the OTC Bulletin Board on March 31, 2008 was  approximately $35,458,042

          This Form 10-KSB A-1 contains "forward-looking statements" relating to Medical Connections  Holdings, Inc. ("Medical Connections "we", "our", or the "Company") which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB  A-1 that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue our growth strategy and competition, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

EXPLANATORY NOTE

Medical Connections Holdings, Inc.  is filing this Amendment No. 1 to our Annual Report on Form 10-KSBA-1  for the fiscal year ended  December 31, 2007  as filed with the U.S. Securities and Exchange Commission on April 15, 2008.  This Amendment No. 1 is being filed to amend and restate the information provided under Item  8(a)   of Part II.   This Amendment No. 1 responds to the comments of the Staff of the Securities and Exchange Commission in connection with its review of our Annual Report on Form 10-KSB  for the fiscal year ended  December 31, 2007.

This Amendment No. 1 does not affect the original financial statements or footnotes as originally filed. This Amendment No. 1  does not reflect events that have occurred after the original filing of the Annual Report on Form 10-KSB on April 15, 2008.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment No. 1, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished respectively, as exhibits to the original filing, have been re-executed and refiled as of the date of this Amendment No. 1 and are included as Exhibits 31.2, 31.2, 32.1and 32.2 hereto.

This Amendment No. 1 should be read in conjunction with the original filing of our Annual Report on Form 10-KSB and our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report on Form 10-KSB.

ITEM 8(A).

CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report  (December 31, 2007), as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended.  Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial Officers, respectively, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

Our management has concluded that the financial statements included in this Form 10-KSB present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Rule 13a-15(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Under supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control – Integrated Framework.  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting.  Our management’s report was not subject to an audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions,  or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Changes in Internal Controls over Financial Reporting

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth quarter of 2007 that has materially affected, or is reasonable likely to affect, our internal control over financial reporting.  Based on that evaluation, our management concluded that, at the end of the period covered by this Annual Report, no deficiencies were identified in our internal controls over financial reporting which constitute a “material weakness.”

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8,  2008

MEDICAL CONNECTIONS HOLDINGS, INC.

By:	/s/ Joseph Azzata
Joseph Azzata
CEO and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph Azzata	CEO/ Director	August 8, 2008
Joseph Azzata

/s/ Brian Neill	Chief Financial Officer	August 8, 2008
Brian Neill

/s/Anthony Nicolosi	President/Director/Former CFO	August 8, 2008
Anthony Nicolosi

INDEX TO EXHIBITS

Number	Exhibit Name and/or Identification of Exhibit
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

3.5	Bylaws (incorporated by reference to Exhibit 3.5 of our registration statement on Form SB-2 filed with the SEC on October 29, 2001).
3.6	Amendment to the Articles of Incorporation filed with the Florida Secretary of State (incorporated by reference to Form 8-k filed on December 29, 2005.
3.7	Amendment to the Articles of Incorporation filed with the Florida Secretary of State on March 31, 2008
3.8	Code of Ethics
4.1	Form of Convertible Debenture
4.2	Form of Warrant
10.1

Share for Share Exchange Agreement between the Company and Medical Connections, Inc. filed as an exhibit on Schedule A to the Company’s Definitive Proxy statement filed with the Securities and Exchange Commission on October 7, 2005.

10.2	Employment Agreement between the Company and Anthony Nicolosi
10.3	Employment Agreement between the Company and Joseph Azzata
31.1	*Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 .1	* Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32 .2	* Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Enclosed herewith.