Form 10-Q
period 2008-06-30
MEDICAL CONNECTIONS HOLDINGS, INC.
filed 2008-08-13
CIK 1140303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2008
or

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

2300 Glades Road Suite 202 E

Boca Raton, Florida 33431

(Address of Principal Executive Office) (Zip Code)

(561) 353-1110

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		☒	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer		☐
Non-accelerated filer	☐	Smaller reporting company		☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		☐	Yes	☒	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

27,619,036 shares of Common Stock, $.001 par value as of August 4, 2008

INDEX

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets at June 30, 2008 (unaudited) and December 31, 2007

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2008 and June 30, 2007 (unaudited)

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and June 30, 2007 (unaudited)

Notes to Consolidated Financial Statements as of June 30, 2008 (unaudited)

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Item 4.

Controls and Procedures

Item 4T.

Controls and Procedures

 PART II. – OTHER INFORMATION

Item 1.

Legal Proceedings

Item 1A.

Risk Factors

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

ii

PART 1-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2008 (unaudited) and December 31, 2007

ASSETS
	2008	2007
Current Assets
Cash	$2,140,460	$1,319,944
Accounts receivable, net	1,017,009	797,907
Prepaid expenses	38,025	37,806
Total current assets	3,195,494	2,155,657
Property and Equipment
Property and equipment	306,907	295,800
Less: accumulated depreciation	148,993	119,671
Net property and equipment	157,914	176,129
Other Assets
Security deposit	228,540	28,540
Investment	610,000	647,432

Total Assets	$4,191,948	$3,007,758

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$42,464	$89,537
Accrued expenses	55,754	220,555
Note payable	39,528	370,086
Liability for stock to be issued	65,056	65,056
Total current liabilities	202,802	745,234

Total Liabilities	202,802	745,234

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, Class A, $.001 par value; 1,000,000
shares authorized, 110,948 issued and outstanding	111	119
Preferred stock, Class B, $.001 par value; 1,000,000
shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Common stock, $.001 par value, 70,000,000 shares
authorized, 26,938,576 shares issued and outstanding	26,938	22,487
Additional paid-in capital	25,855,678	20,529,198
Accumulated deficit	(21,894,581)	(18,290,280)

Total Stockholders’ Equity	3,989,146	2,262,524

Total Liabilities and Stockholders’ Equity	$4,191,948	$3,007,758

See the Accompanying Notes to the Consolidated Financial Statements

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three and Six Months Ended June 30, 2008 and 2007 (Unaudited)

	THREE MONTHS		SIX MONTHS
	2008	2007	2008	2007
OPERATING ACTIVITY
Revenue	$1,824,074	$930,964	$3,490,409	$2,078,793

Direct costs of revenue	991,149	596,271	1,911,992	1,200,090
Sales and marketing expenses	154,066	97,378	352,227	184,862
General and administrative
expenses	2,423,946	1,404,117	4,830,331	3,141,800

Total Operating Expenses	3,569,161	2,097,766	7,094,550	4,526,752

Loss from Operations	(1,745,087)	(1,166,802)	(3,604,141)	(2,447,959)

Other (income) expense
Gain on revaluation of derivatives	—	(310,796)	—	(310,796)
Interest expense	976	216,190	13,898	491,375
Interest income	(2,640)	-	(13,735)	-
Other	—	(5,201)	—	(5,225)

Total Other (Income) Expense, net	(1,664)	(99,747)	163	175,231

Loss Before Tax Benefits	(1,743,423)	(1,067,055)	(3,604,304)	(2,623,190)

Tax benefits	—	—	—	—

Net (Loss)	$(1,743,423)	$(1,067,055)	$(3,604,304)	$(2,623,190)

Net loss per common share – basic
and fully diluted:	$(0.07)	$(0.10)	$(0.15)	$(0.31)

Weighted average common shares
outstanding - basic and
fully diluted	25,652,455	10,441,304	24,589,217	8,408,286

See the Accompanying Notes to the Consolidated Financial Statements

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Six Months Ended June 30, 2008 and 2007 (Unaudited)

	2008	2007
Cash Flow from Operating Activities
Net (Loss)	$(3,604,304)	$(2,623,190)
Adjustments to reconcile net (loss) to net cash
Provided by operating activities:
Amortization of debt discount	—	299,175
Increase in fair value derivative	—	72,663
Depreciation	29,322	30,587
Common stock issued for compensation	—	380,000
Decrease in fair value of Investment	37,432	—
Changes in assets and liabilities:		—
Accounts receivable	(219,102)	(216,511)
Security deposit	(200,000)	—
Prepaid expenses	(219)	—
Accounts payable and accrued expenses	(211,874)	114,915

Total Adjustments	(564,441)	680,829

Net Cash (Used in) Operating Activities	(4,168,745)	(1,942,361)

Investing Activities
Acquisition of property and equipment	(11,107)	(43,670)
Net cash (used in) Investing Activities	(11,107)	(43,670)

Financing Activities
Proceeds from issuance of common stock	5,330,923	635,272
Decrease in line of credit	—	(47,810)
Payment on promissory note	—	(40,000)
Proceeds from issuance of convertible debentures
	—	2,136,009
Payment on note payable	(330,558)	—

Net Cash Provided by Financing Activities	5,000,365	2,683,471

Change in Cash and Cash Equivalents	820,513	697,440

Cash and Cash Equivalents at Beginning of Period	1,319,944	96,252

Cash and Cash Equivalents at End of Period	$2,140,460	$793,692

Supplemental Disclosure of Non-Cash information:

Cash Paid During the Period for:
Interest	$13,898	$339,136

Common Stock issued for compensation	$—	$380,000

See the Accompanying Notes to the Consolidated Financial Statements

MEDICAL CONNECTIONS HOLDINGS, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 30, 2008

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

Medical Connections Holdings, Inc. is the parent company of Medical Connections, Inc. and trades on the NASDAQ OTC B/B as a fully reporting company under the ticker symbol MCTH.

In our opinion, the accompanying consolidated balance sheets and related interim statements of consolidated operations and cash flows include the adjustments (consisting of normal and recurring items) necessary for their fair presentation in conformity with United States generally accepted accounting principles ("GAAP") and represent our accounts after the elimination of inter-company transactions. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in our 2007 Annual Report on Form 10-KSB. Interim results are not necessarily indicative of results for a full year.

Certain prior period amounts have been reclassified to conform to current-period presentation. These reclassifications had no effect on net loss for the periods presented.

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

ADVERTISING

The Company's policy is to expense the costs of advertising and marketing as they are incurred. Advertising expense for the periods ended June 30, 2008 and 2007 was $352,227 and $184,862 respectively.

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

STOCK-BASED COMPENSATION

In December 2004 the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB 25. SFAS No. 123R eliminates the use of the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance date to adopt SFAS 123R, effective January 1, 2006. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method or a "modified retrospective" method. Under the "modified prospective" method compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and, based on the requirements of SFAS No. 123R, for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method the requirements are the same as under the "modified prospective" method, except that entities also are allowed to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The Company has chosen to use the "modified prospective" method.

COMMON STOCK ISSUED FOR OTHER THAN CASH

Services purchased and other transactions settled in the Company's common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

INCOME (LOSS) PER SHARE OF COMMON STOCK

Income (Loss) per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the loss of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the quarter ended June 30, 2008 and 2007.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. This Statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a material impact on its interim unaudited condensed consolidated financial statements.

NOTE 3- PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2008 and December 31, 2007:

	2008	2007
Leasehold improvements	$54,512	$54,512
Office furniture	109,912	107,995
Office equipment	142,484	133,293
Total	306,907	295,800
Less: Accumulated depreciation	(148,993)	(119,671)

Net Book Value	$157,914	$176, 129

Depreciation expense for the second quarter and six months ended June 30, 2008 and 2007 was $17,059 and $29,322, and $18,475 and $30,587, respectively.

NOTE 4- INVESTMENT

Investment-real estate consists of property located in North Carolina which is held for rent seasonally.  During the six months ended June 30, 2008 the Company reduced the carrying value of this investment to the current appraised value, resulting in a $37,432 reduction.

NOTE 5- OPERATING LEASES

In June 2008, the Company entered into a seven-year operating lease for new and larger office space.  The lease required a $200,000 security deposit with an occupancy date scheduled after January 2009. The security deposit acts as guarantee for performance under the terms of the lease. Assuming no defaults, the security deposit of $200,000 shall be reduced by $50,000 after expiration of each of the third, fourth, and fifth lease year, with $50,000 remaining as security until lease termination. The Company currently leases office space under a sixty-three month lease commencing January 1, 2005 with a renewal option for a five-year period. There will be approximately two years remaining under the old lease and the Company plans to sub-lease the space.  Monthly payments under the current lease are $13,398, for a total of $288,243 in future minimum rental payments. Under the new lease the monthly payments will begin at be $26,078 and will increase by 3% each year. The Company is required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.

The following is a schedule, by year, of future minimum rental  payments required under this new operating lease that have initial or remaining non-cancelable lease terms;

For the twelve months ended	Amount Estimated
after the occupancy date
Year 1	$312,939
Year 2	322,327
Year 3	331,997
Year 4	341,957
Year 5	352,216
Year 6	362,782
Year 7	373,666
Total minimum payments required	$2,397,884

NOTE 6- LIABILITY FOR STOCK TO BE ISSUED

As of June 30, 2008, the Company has a liability of $65,056 from the purchase of its common stock.  Upon the issuance of the common stock the liability will be removed. The Company believes that the stock will be issued with in the next six months.

NOTE 7- NOTE PAYABLE

The Company has an agreement to sell selective accounts receivable invoices. The Company receives 90% of the invoice value at the time of sale and is subject to a discount rate of 1.50% of the net amount if the invoice sold is paid within 40 days. An additional discount of 0.50% is charged for each additional 15 days an invoice remains unpaid. If the invoice remains unpaid after 90 days, the Company is charged back for the unpaid amount. The Company then begins collection procedures. At June 30, 2008, the balance was reduced to $39,528 as a Note Payable.

NOTE 8 - STOCKHOLDERS' EQUITY

On September 30, 2007, the Company obtained the written consent of the stockholders holding a majority of the outstanding voting rights of the Company to amend the Company’s articles of incorporation to provide for the issuance of 75,000,000 shares of capital stock including 5,000,000 shares of preferred stock (which has been previously authorized) and 70,000,000 shares of common stock, $.001 par value. The certificate of amendment to the articles of incorporation was filed with the Florida Secretary of State on March 31, 2008.

PREFERRED STOCK - A

As of June 30, 2008, the Company has 1,000,000 shares of Preferred Stock A authorized at $0.001 par value and 110,948 were issued and outstanding. The Company authorized a dividend of its Series A

convertible preferred stock to the holders of record of its common stock on July 3, 2006 (the “Record Date”).  On July 10, 2006   a total of 532,680 shares of our Series A preferred Stock were issued to the record holders as of the Record Date.   Each holder of the Series A Preferred Stock may convert each share of Preferred Stock into nineteen (19) shares (the “Conversion Ratio”) of the Company’s Common Stock at any time following December 31, 2006. The Conversion Ratio is subject to adjustment in the event of any recapitalization or reorganization.  The Holders of the Series A Preferred Stock are required to tender the Series A Preferred Stock Certificate to the Company for redemption prior to issuance of any shares of Common Stock.   As of June 30, 2008, a total of 421,732 shares of Series A Preferred Stock have been converted into 8,012,908 shares of our Common Stock. There were no conversions during the second quarter ended June 30, 2008.

PREFERRED STOCK - B

As of June 30, 2008, the Company has 1,000,000 shares of Preferred Stock B authorized at $0.001 par value and 1,000,000 issued and outstanding.  Holders of the Series B preferred shares shall be entitled to ten votes per share for each Series B Preferred Share beneficially owned on all matters brought to a vote of the holders of the Common Stock.

COMMON STOCK

As of June 30, 2008, the Company has 70,000,000 shares of Common Stock authorized at $0.001 par value and 26,938,576 issued and outstanding.

NOTE 9 - STOCK OPTIONS

A total of 200,000 stock options were granted to an employee during the six months ended June 30, 2008. No options vested in the six months ending June 30, 2008.

At June 30, 2008, the Company had one stock based compensation plan, which is described below. The Company accounts for the fair value of its grants under this plan in accordance with FASB 123R and FASB 148. The compensation cost that has been charged against income for this plan is $15,000 for six months ended 2008.

Under the 2006 Stock Incentive and Compensation Plan, the Company may grant options to its employees.

Under this plan, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years.

The options that were granted vest in one third increments commencing one year from the grant date with subsequent vesting at the second and third anniversary of the options grant date.

The fair value of each option grant is estimated on the date of the grant using the prospective method of transition as prescribed by FASB Statement No. 148.

A summary of the status of the Company's stock option plans as of June 30 2008 is presented below:

Stock options activity for six months ended June 30, 2008:

	Options	Price
Options outstanding January 1, 2008	—	$—

Options granted	200,000	$2.45

Options outstanding June 30, 2008	200,000	$2.45

Stock options outstanding and exercisable at June 30, 2008 are as follows:

Range of Exercise Price	Shares Outstanding	Options Outstanding
		Weighted Average Exercise Price	Weighted Average Remaining Life
$2.45	200,000	$ 2.45	10.00

NOTE 10 - PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method. At June 30, 2008 deferred tax assets consist of the following:

2008

Deferred tax asset	$5,300,000
Less: valuation allowance	(5,300,000)

Net deferred tax assets	$—

As of June 30, 2008, the Company had accumulated deficits approximating $15,100,000 available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in the future period.

NOTE 11 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has sustained operating losses and its revenue stream is not sufficient to fund expenses at this time. The Company has issued stock to continue to fund operations. The Company's continued existence is dependent upon its ability to generate sufficient cash flows from equity financing and product revenues. These items raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 12 - CONTINGENCIES

The Company and its subsidiary are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations. In view of the inherent difficulty of predicting the outcome of such matters, the Company cannot state what the eventual outcome of these matters will be. However, based on current knowledge and after consultation with legal counsel, management believes that no current reserves, determined in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5), are required, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

NOTE 13 – CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risks consist primarily of trade receivables. The Company has attempted to minimize this risk by monitoring customer’s credit and payment activities.

During the fiscal period June 30, 2008, the Company maintains accounts with a single financial institution. At times during the year, balances in these accounts may exceed the amount insured by the FDIC. Based on the Company’s bank statement balances at June 30, 2008 and 2007, the Company’s balance in excess of FDIC insurance limits was $2,355,373 and $840,907, respectively. In order to minimize its exposure, the Company conducts its business with one of the largest and well-capitalized banks in the United States.

During the fiscal period ended June 30, 2008, no single customer comprised a significant portion of the revenue.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS

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

•

Contract Appointments: Represents an attractive employment option and temporary hires (typically, 13 week contracts) made by healthcare facilities to economically cover short staffing during periods of high seasonal activity, vacations, leaves of absence, etc. This also includes contracts for what is commonly known as “travel positions”, which for allied health professionals, nurses and physicians who are willing to take temporary assignments outside their home region. Under this arrangement, Medical Connections is the employer of record for the healthcare professional and the healthcare facility remits a fee to the Company that includes all employment overhead as well as a surcharge for the service provided. The revenue from this activity comes from the commission and surcharge for the service. This activity represents 70% of all revenue generated by the Company, and, for the six months ended June 30, 2008, follows the dynamics of the medical staffing industry. A shorter version of the contract appointments is a temporary to permanent model, which provides permanent placement hires with greater flexibility, if the healthcare professional and the hiring entity so desire.

Management is working on expanding each of these revenue sources.  In addition,  revenues may increase as a result of the acquisition of other medical staffing or placement agencies   Acquisitions will  enable Medical Connections to increase revenues and integrate the acquired company’s operations into our existing business.  If successful, Medical Connections will be able to extend its market presence.

Target Market

•

The target market for Medical Connections is the vast array of non-for-profit and for-profit organizations, companies and healthcare institutions, as well as all medical research facilities in the United States. Other recruiting companies or individual recruiters are also an alternative market for Medical Connections programs, such as split-fee agreements and franchise development.

•

Companies, which are hired by the hospitals to outsource the facilities’ Human Resource departments, are a natural market for the services of Medical Connections, and at this point they represent 40% of the client base for placements.

•

Smaller medical recruiting companies and individual recruiters to offer them cost effective technological solutions for their businesses, as well as split agreement partnerships.

Second Quarter Ended June 30, 2008 Compared to Second Quarter Ended June 30, 2007

Revenues increased from $930,964 to $1,824,074. The two main components of revenue are permanent placement hires, including temporary to permanent, and contract appointments. Revenues from permanent placement increased $334,066 or 204% to $497,725 over the prior year. This increase was a result of the Company’s continued disciplined recruiting policy of securing the best recruiters in the medical field and the expansion of the recruiting staff. The revenue from contract appointments increased $559,045 or 73% from 2007 to $1,326,347 in 2008. This increase was the result of continued expansion in the employment option and temporary hires (typically, 13 week contracts) made by healthcare facilities to economically cover short staffing during periods of high seasonal activity, vacations, leaves of absence, etc. The cost of the contract appointments revenue also increased from $596,271 in 2007 to $991,149 in 2008, a 67% increase. These costs represent the personnel salaries including benefits, temporary housing and travel costs. The gross profits from contract appointments increased from $172,640, (22% of revenue) in 2007 to $335,198, (25% of revenue) in 2008.

Sales and Marketing Expenses were $154,066 in 2008, which increased from $97,378 in 2007. The increase in costs represents an expanded presence on internet web pages, job posting boards, and display ads in trade journals.

General and Administrative expenses increased to $2,423,946 in 2008 from $1,404,117 in 2007. During the last twelve months the Company expanded its recruiting staff resulting in the increased placement revenue.

Other (income) expenses net, were ($1,664) in 2008 compared to ($99,747) in 2007. Part of this change was the recording of a gain on the revaluation of derivative of ($310,796) in 2007.  No amortization or revaluation was recorded in 2008 as all convertible debt was fully converted in 2007. In addition, interest expense decreased from $216,190 in 2007 to $976 in 2008 as a result of the conversion to equity of the Convertible Debentures in 2007.  For more information, see Note 8 Convertible Debentures.

 Net Loss for the second quarter ended June 30, 2008 was ($1,743,423) as compared to ($1,067,055) in 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues increased from $2,078,793 to $3,490,409. The two main components of revenue are permanent placement hires, including temporary to permanent, and contract appointments. Revenues from permanent placement increased $431,181 or 72% to $1,031,958 over the prior year. This increase was a result of the Company’s continued disciplined recruiting policy of securing the best recruiters in the medical field and the expansion of the recruiting staff. The revenue from contract appointments increased $980,435 or 66% from 2007 to $2,458,451 in 2008. This increase was the result of continued expansion in the employment option and temporary hires (typically, 13 week contracts) made by healthcare facilities to economically cover short staffing during periods of high seasonal activity, vacations, leaves of absence, etc. The cost of the contract appointments revenue also increased from $1,200,090 in 2007 to $1,911,992 in 2008, a 59% increase. These costs represent the personnel salaries including benefits, temporary housing and travel costs. The gross profits from contract appointments increased from $277,926, (19% of revenue) in 2007 to $546,459, (22% of revenue) in 2008.

Sales and Marketing Expenses were $352,227 in 2008, which increased from $184,862 in 2007. The increase in costs represents an expanded presence on internet web pages and job posting boards.

General and Administrative expenses increased to $4,830,331 in 2008 from $3,141,800 in 2007. During the last twelve months the Company expanded its recruiting staff resulting in the increased placement revenue.

Other (income) expenses net were $163 in 2008 compared to a net other expenses of $175,231 in 2007. Part of this change was the recording of a gain on the revaluation of derivative of ($310,736) in 2007. No amortization or revaluation was recorded in 2008 as all convertible debt was fully converted in 2007.  In addition, interest expense decreased from $491,375 in 2007 to $13,898 in 2008 as a result of the conversion to equity of the Convertible Debentures in 2007.  For more information, see Note 8 Convertible Debentures.

 Net Loss for the six months ended June 30, 2008 was ($3,604,304) as compared to ($2,623,190) in 2007.

Liquidity and Capital Resources

Due to the operating losses and deficits, our independent auditors in their financial statements have raised doubts about our ability to continue as a going concern. Despite these historical losses, management believes that it will be able to satisfy ongoing operating expenses. Management has done so to date by raising capital through the sale of the Company’s common stock. It will continue to do so, and/or seek third party financing, until such time as revenues from operations satisfy operating expenses.  There can be no assurance that a market for its stock or third party financing will be available, or if available, will be offered on terms that will not adversely impact our shareholders.

At various dates during the quarter, ended June 30, 2008, we issued a total of 1,858,480 unregistered shares of our Common Stock. Sales of unregistered shares of Common Stock were made to accredited shareholders for $2,323,100 in new capital.

As of June 30, 2008 total current assets were $3,195,494 as compared to $2,155,657 on December 31, 2007. The increase in total current assets is primarily attributable to an increase in cash from $1,319,944 on December 31, 2007 to $2,140,460. Also an increase in accounts receivable of $219,102 from December31, 2007 balance to $1,017,009, which is attributable to the increase in revenue. Total current liabilities decreased $542,432 when compared to December 31, 2007, due to the payment of year end bonus and other accrued expenses of $164,801 and a $330,558 reduction in note payable, as a result of reduced financing activity. Based on the Company’s current cash position, the Company has continued to wind down its activity under its agreement to sell selective accounts receivable invoices, with no anticipated material affect or costs to the Company.

Our other assets and investments include our office equipment and the property located in North Carolina which we hold for rent seasonally and is valued at $610,000. All other assets which we have categorized as Property and Equipment are office furniture, equipment and software directly related to the operations of Medical Connections, Inc.

In June 2008, the Company entered into a seven-year operating lease for new and larger office space.  The lease required a $200,000 security deposit with an occupancy date scheduled after January 2009. The security deposit acts as guarantee for performance under the terms of the lease. Assuming no defaults, the security deposit of $200,000 shall be reduced by $50,000 after expiration of each of the third, fourth, and fifth lease year, with $50,000 remaining as security until lease termination. The Company currently leases office space under a sixty-three month lease commencing January 1, 2005 with a renewal option for a five-year period. There will be approximately two years remaining under the old lease and the Company plans to sub-lease the space.  Monthly payments under the current lease are $13,398, for a total of $288,243 in future minimum rental payments. Under the new lease the monthly payments will begin at be $26,078 and will increase by 3% each year. The Company is required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.

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

Income (Loss) per share: basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the loss of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended June 30, 2008 and 2007.

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

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. This Statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a material impact on its interim unaudited condensed consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.  The evaluation considered the procedures designed to ensure that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

(b)

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 13d-15(d) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)

 Inherent Limitations of Disclosure Controls and Internal Controls over Financial Reporting

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation or effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 4T.  THE INFORMATION REQUIRED BY ITEM 4T IS CONTAINED IN ITEM 4.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There have been no changes or developments in any legal proceedings which have been filed against the Company. For a complete description of all legal proceedings which may be pending, you are urged to read our Form 10-KSB which was filed with the Securities and Exchange Commission on April 15, 2008.

ITEM 1A.  RISK FACTORS.

There has been no material changes in the risk factors associated with the Company’s operations since the filing of the Company’s Form 10-KSB which was filed with the Securities and Exchange Commission on April 15, 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

At various dates during the quarter, we issued a total of 1,858,480 unregistered shares of our Common Stock. Sales of unregistered shares of Common Stock were made to accredited shareholders for $2,323,100 in new capital.  There were no conversions of Series A Preferred Shares during the period.

The securities issued in the foregoing transactions were made pursuant to exemptions from registration pursuant to either Section 4(2) or Rule 506 of Regulation D of the Securities Act.

- we gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

- at a reasonable time prior to the conversion of the preferred shares, we advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2; and

- neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising;

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the period ended June 30, 2008 to a vote of the Company’s securities holders.

ITEM 5.  OTHER INFORMATION

In June 2008, the Company entered into a seven-year operating lease for new and larger office space.  The lease required a $200,000 security deposit with an occupancy date scheduled after January 2009. The security deposit acts as guarantee for performance under the terms of the lease. Assuming no defaults, the security deposit of $200,000 shall be reduced by $50,000 after expiration of each of the third, fourth, and fifth lease year, with $50,000 remaining as security until lease termination. The Company currently leases office space under a sixty-three month lease commencing January 1, 2005 with a renewal option for a five-year period. There will be approximately two years remaining under the old lease and the Company plans to sub-lease the space.  Monthly payments under the current lease are $13,398, for a total of $288,243 in future minimum rental payments. Under the new lease the monthly payments will begin at be $26,078 and will increase by 3% each year. The Company is required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.

ITEM 6.  EXHIBITS

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

10.2

Employment Agreement between the Company and Anthony Nicolosi

10.3

Employment Agreement between the Company and Joseph Azzata

10.4 *

Office Lease, BRE/BOCA Corporate Center, LLC. and Medical Connections, Inc., June 22, 2008

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

Date:  August 12, 2008

MEDICAL CONNECTIONS HOLDINGS, INC.

By:	/s/ Joseph Azzata
Joseph Azzata,
Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Joseph Azzata	Date: August 12, 2008
Joseph Azzata
Chief Executive Officer and Director

	/s/ Brian Neill	Date: August 12, 2008
Brian Neill,
Chief Financial Officer