Form 10KSB/A
period 2007-12-31
MEDICAL CONNECTIONS HOLDINGS, INC.
filed 2008-09-11
CIK 1140303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB/A2

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

Of the 24,473,501 shares of common stock of the registrant issued and outstanding as of March 31, 2008 17,729,021 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of our Common Stock as reported on the OTC Bulletin Board on March 31, 2008 was approximately $35,458,042

This Form 10-KSB A-2 contains "forward-looking statements" relating to Medical Connections Holdings, Inc. ("Medical Connections "we", "our", or the "Company") which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB A-2 that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue our growth strategy and competition, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

EXPLANATORY NOTE

Medical Connections Holdings, Inc. is filing this Amendment No. 2 to our Annual Report on Form 10-KSBA-2 for the fiscal year ended December 31, 2007 as filed with the U.S. Securities and Exchange Commission on April 15, 2008. This Amendment No. 2 is being filed to amend and restate the information provided under Item 8(a) of Part II. This Amendment No. 2 responds to the comments of the Staff of the Securities and Exchange Commission in connection with its review of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

This Amendment No. 2 does not affect the original financial statements or footnotes as originally filed. This Amendment No. 2 does not reflect events that have occurred after the original filing of the Annual Report on Form 10-KSB on April 15, 2008.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment No. 2, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished respectively, as exhibits to the original filing, have been re-executed and refiled as of the date of this Amendment No. 2 and are included as Exhibits 31.2, 31.2, 32.1 and 32.2 hereto.

This Amendment No. 2 should be read in conjunction with the original filing of our Annual Report on Form 10-KSB and our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report on Form 10-KSB.

ITEM 8A(T).

CONTROLS AND PROCEDURES.

Based on the periodic review of our Annual Report by the Securities and Exchange Commission, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted and re-evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (December 31, 2007), as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 which require that (i) the information required to be disclosed by us in this Annual Report on Form 10-KSB was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As amended, our management has determined that the Company failed to use the appropriate disclosure language requirements by Items 307 and 308T of Regulation S-K( 17 CFR 229.307 and 229.308T) with respect to the annual report that the registrant is required to file for a fiscal year end on or after December 15, 2007 but before December 15, 2008.

Therefore, in connection with the filing of this Amendment, our management including our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were ineffective.

It is worth noting that management re-affirms its position that the financial statements included in the Form 10-KSB present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Additionally, it should be noted that management has taken steps to address its disclosure controls requirements which include hiring an experienced Chief Financial Officer with SEC and public company experience in April 2008 and engaging experienced consultants to review Quarterly and Annual Reports to assist management in the review and preparation of financial statements and disclosures.

In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. The Company is currently is in the process of further reviewing and documenting its disclosure controls and procedures, and its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

As a result of the change on the disclosure controls conclusion in this Amendment, management has determined that the conclusion on ineffective disclosure controls affects the conclusion on internal controls over financial reporting because as part of the Company’s external reporting process, the Company failed to use the appropriate disclosure checklists and procedures to ensure that the appropriate disclosures were included in our Annual Report. As such, our internal controls as of December 31, 2007, failed to reveal the breakdown in the disclosure process. Therefore, we have deemed that our internal controls procedures were ineffective. However, it is worth noting that the Amendment and modification in our conclusion did not change the Company’s previously reported consolidated revenues, net income, income per share or other results of operations and did not require restatement of the basic consolidated financial statements (Balance Sheets, Statements of Income, Shareholders’ Equity and Cash Flows).

Therefore, as noted above, management has taken steps to address its disclosure controls requirements which included hiring an experienced Chief Financial Officer with SEC and public company experience in April 2008, and using experienced consultants to review Quarterly and Annual Reports to provide reasonable assurance that accurate, complete financial statements and disclosure requirements are presented in our Report filings.

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

Evaluation of Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2007, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 10, 2008

MEDICAL CONNECTIONS HOLDINGS, INC.

By:	/s/ Joseph Azzata
Joseph Azzata
CEO and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph Azzata	CEO/ Director	September 10, 2008
Joseph Azzata

/s/ Brian Neill	Chief Financial Officer	September 10, 2008
Brian Neill

/s/Anthony Nicolosi	President/Director/Former CFO	September 10, 2008
Anthony Nicolosi

INDEX TO EXHIBITS

Number	Exhibit Name and/or Identification of Exhibit
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