Form 10-Q
period 2008-09-30
MEDICAL CONNECTIONS HOLDINGS, INC.
filed 2008-11-13
CIK 1140303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 2008

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐    No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

28,484,073 shares of Common Stock, $.001 par value as of November 10, 2008

i

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES

INDEX

PAGE
PART I. – FINANCIAL INFORMATION

Item 1      Financial Statements

 1

Condensed Consolidated Balance Sheets at September 30, 2008

 1

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
September 30, 2008 and September 30, 2007 (unaudited)

 2

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2008 and September 30, 2007 (unaudited)

 3

Notes To Condensed Consolidated Financial Statements as of September 30, 2008
(unaudited)

 4

Item 2.     Management’s Discussion and Analysis of Finanical Condition and Results of Operations

9

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

12

Item 4.     Controls and Procedures

12

Item 4t.    The Information Required by Item 4T is Contained in Item 4

12

PART II. – OTHER INFORMATION

Item 1.     Legal Proceedings

13

Item 1A.   Risk Factors

13

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 3.     Defaults upon Senior Securities

13

Item 4.     Submission of Matters to A Vote of Security Holders

13

Item 5.     Other Information

13

Item 6.     Exhibits

14

ii

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2008

TABLE OF CONTENTS

Pages(s)
Consolidated Financial Statements:

Consolidated Balance Sheet as of
September 30, 2008 - Unaudited and December 31, 2007	1

Condensed Consolidated Statements of Operations for the Three
and Nine Months Ended September 30, 2008 and 2007- Unaudited	2

Condensed Consolidated Statements of Cash Flows for the Nine Months
Ended September 30, 2008 and 2007- Unaudited	3

Notes to Condensed Consolidated Financial Statements	4-8

iii

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2008 (Unaudited) and December 31, 2007

	2008	2007
ASSETS
Current assets
Cash	$1,209,727	$1,319,944
Accounts receivable, net	1,121,963	797,907
Prepaid expenses	171,757	37,806
Total current assets	2,503,447	2,155,657
Property and equipment
Property and equipment, net	140,878	176,129
Other assets
Security deposit	228,540	28,540
Investment	610,000	647,432
Net other assets	838,540	675,972
Total assets	$3,482,865	$3,007,758

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$49,323	$89,537
Accrued expenses	137,703	285,611
Note payable	—	370,086
Total current liabilities	187,026	745,234

Total liabilities	187,026	745,234
Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, class A, $.001 par value; 1,000,000 shares authorized, 110,865 and 118,630 issued and outstanding, respectively	111	119
Preferred stock, class B, $.001 par value; 1,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Common stock, $.001 par value, 70,000,000 shares authorized, 28,484,073 and 22,487,320 shares issued and outstanding, respectively	28,484	22,487
Additional paid-in capital	27,167,712	20,529,198
Accumulated deficit	(23,901,467)	(18,290,280)

Total stockholders’ equity	3,295,840	2,262,524

Total liabilities and stockholders’ equity	$3,482,865	$3,007,758

See the accompanying notes to the condensed consolidated financial statements

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three and Nine Months Ended September 30, 2008 and 2007 (Unaudited)

	Three Months		Nine Months
	2008	2007	2008	2007

Revenue	$1,855,671	$1,176,850	$5,346,080	$3,255,643
Direct costs of revenue	1,226,767	750,569	3,138,759	1,950,659
Sales and marketing expenses	142,002	137,314	494,229	322,176
General and administrative expenses	2,383,892	1,615,112	7,116,227	4,756,912

Total operating expenses	3,752,661	2,502,995	10,749,215	7,029,747

Loss from operations	(1,896,990)	(1,326,145)	(5,403,135)	(3,774,104)

Other (income) expense
(Gain)Loss on revaluation of derivatives	—	189,397	—	(121,339)
Interest expense	—	305,804	13,898	797,178
Interest income	(4,459)	(9,829)	(18,194)	(15,237)
Other	114,354	—	212,350	—

Total other (income) expense, net	109,895	485,372	208,054	660,602

Loss before tax benefits	(2,006,885)	(1,811,517)	(5,611,189)	(4,434,706)

Tax benefits	—	—	—	—

Net loss	$(2,006,885)	$(1,811,517)	$(5,611,189)	$(4,434,706)

Net loss per common share – basic and fully diluted:	$(0.07)	$(0.15)	$(0.22)	$(0.46)

Weighted average common shares outstanding - basic and fully diluted	28,075,009	11,949,111	25,759,629	9,601,531

See the accompanying notes to the condensed consolidated financial statements

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Nine Months Ended September 30, 2008 and 2007 (Unaudited)

	2008	2007
Cash flow from operating activities
Net (loss)	$(5,611,189)	$(4,434,706)
Adjustments to reconcile net (loss) to net cash
Provided by operating activities:
Amortization of debt discount	—	486,449
Increase in fair value derivative	—	262,060
Depreciation	46,358	49,051
Common stock issued for compensation	115,000	418,000
Decrease in fair value of investment	37,432	—
Changes in assets and liabilities:
Accounts receivable	(324,056)	(254,851)
Security deposit	(200,000)	—
Prepaid expenses	(133,951)	—
Accounts payable and accrued expenses	(188,122)	206,371

Total adjustments	(647,339)	1,167,080

Net cash used in operating activities	(6,258,528)	(3,267,626)

Cash Flow from Investing Activities
Acquisition of property and equipment	(11,107)	(75,726)
Net cash used in investing activities	(11,107)	(75,726)

Cash flow from financing activities
Proceeds from issuance of common stock	6,529,504	2,511,973
Decrease in line of credit	—	(47,810)
Payment on promissory note	—	(40,000)
Proceeds from issuance of convertible debentures	—	2,136,009
Payment on note payable	(370,086)	—

Net cash provided by financing activities	6,159,418	4,560,172

Change in cash and cash equivalents	(110,217)	1,216,820

Cash and cash equivalents at beginning of period	1,319,944	96,252

Cash and cash equivalents at end of period	$1,209,727	$1,313,072

Supplemental disclosure information:
Cash paid during the period for:
Interest	$13,898	$47,405
Common stock issued for debt conversion	$—	$752,560
Common stock dividends issued in preferred shares	$—	$2,650,513
Common stock issued for interest expense	$—	$45,153

See the accompanying notes to the condensed consolidated financial statements

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(UNAUDITED)

SEPTEMBER 30, 2008

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

In our opinion, the accompanying condensed consolidated balance sheets and related interim statements of condensed consolidated operations and cash flows include the adjustments (consisting of normal and recurring items) necessary for their fair presentation in conformity with United States generally accepted accounting principles ("GAAP") and represent our accounts after the elimination of inter-company transactions. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in our 2007 Annual Report on Form 10-KSB. Interim results are not necessarily indicative of results for a full year.

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

ADVERTISING

The Company's policy is to expense the costs of advertising and marketing as they are incurred. Advertising expense for the periods ended September 30, 2008 and 2007 was $494,229 and $322,176, respectively.

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

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(UNAUDITED)

SEPTEMBER 30, 2008

STOCK-BASED COMPENSATION

In December 2004 the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB 25. SFAS No. 123R eliminates the use of the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance date to adopt SFAS 123R, effective January 1, 2006. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method or a "modified retrospective" method. Under the "modified prospective" method compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and, based on the requirements of SFAS No. 123R, for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method the requirements are the same as under the "modified prospective" method, except that entities also are allowed to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The Company has adopted SFAS No. 123R.

COMMON STOCK ISSUED FOR OTHER THAN CASH

Services purchased and other transactions settled in the Company's common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

INCOME (LOSS) PER SHARE OF COMMON STOCK

Income (Loss) per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the loss of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the quarter ended September 30, 2008 and 2007.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount reported in the balance sheets for cash and cash equivalents, loans payable, lines of credit, convertible debentures and promissory notes approximate fair value because of the immediate or short-term maturity of these financial instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). The purpose of FSP FAS 157-3 was to clarify the application of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), for a market that is not active. It also allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. FSP FAS 157-3 did not change the objective of SFAS 157 which is the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. Our adoption of FSP FAS 157-3 for the period ended September 30, 2008 did not have a material effect on our financial position, results of operations, cash flows or disclosures.

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(UNAUDITED)

SEPTEMBER 30, 2008

NOTE 3- NOTE PAYABLE

The Company has cancelled its agreement to sell selective accounts receivable invoices. Based on the Company’s cash position, the Company determined to discontinue its activity under this agreement to sell selective accounts receivable invoices and pay down the note payable, with no material affect or costs to the Company.

NOTE 4 - STOCKHOLDERS' EQUITY

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

PREFERRED STOCK - A

As of September 30, 2008, the Company has 1,000,000 shares of Preferred Stock A authorized at $0.001 par value and 110,865 were issued and outstanding. The Company authorized a dividend of its Series A convertible preferred stock to the holders of record of its common stock on July 3, 2006 (the “Record Date”). On July 10, 2006, a total of 532,680 shares of our Series A Preferred Stock were issued to the record holders as of the Record Date. Each holder of the Series A Preferred Stock may convert each share of Preferred Stock into nineteen (19) shares (the “Conversion Ratio”) of the Company’s Common Stock at any time following December 31, 2006. The Conversion Ratio is subject to adjustment in the event of any recapitalization or reorganization. The Holders of the Series A Preferred Stock are required to tender the Series A Preferred Stock Certificate to the Company for redemption prior to issuance of any shares of Common Stock. As of September 30, 2008, a total of 421,815 shares of Series A Preferred Stock have been converted into 8,014,485 shares of our Common Stock. There were 83 shares of Series A Preferred Stock converted into 1,577 shares of Common Stock during the period.

PREFERRED STOCK - B

As of September 30, 2008, the Company has 1,000,000 shares of Preferred Stock B authorized at $0.001 par value and 1,000,000 issued and outstanding. Holders of the Series B preferred shares shall be entitled to ten votes per share for each Series B Preferred Share beneficially owned on all matters brought to a vote of the holders of the Common Stock.

COMMON STOCK

As of September 30, 2008, the Company has 70,000,000 shares of Common Stock authorized at $0.001 par value and 28,484,073 issued and outstanding. For the three month period ended September 30, 2008, sales of 958,864 unregistered shares of common stock were made to accredited shareholders for $1,198,580 in new capital. There were conversions of 83 shares of Series A Preferred Stock to 1,577 shares of Common Stock during the period.

The Company also issued 958,864 warrants to purchase one share of Common Stock at $1.50 per share. The warrants, which expire two years after issuance, were assigned a value of $132,811, estimated using the Black-Scholes valuation model. The following assumptions were used in the model to determine the fair value of the warrants: a term of 2 years, risk-free rate of 6.00%, average volatility of 166%, and dividend yield of zero.

The Company issued 500,000 shares of Common Stock to a non-employee for services rendered, at $ 0.23 per share fair market value, for a total cost of $ 115,000. The Company relied upon the exemption from registration contained in Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the Company.

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(UNAUDITED)

SEPTEMBER 30, 2008

NOTE 5 - STOCK OPTIONS

A total of 200,000 stock options were granted to an employee during the nine months ended September 30, 2008. No options vested in the nine months ending September 30, 2008.

At September 30, 2008, the Company had one stock based compensation plan, which is described below. The Company accounts for the fair value of its grants under this plan in accordance with FASB 123R and FASB 148. The compensation cost that has been charged against income for this plan is $15,000 for the nine months ended September 30, 2008.

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

A summary of the status of the Company's stock option plans as of September 30, 2008 is presented below:

Stock options activity for the nine months ended September 30, 2008:

	Options	Price
Options outstanding January 1, 2008	—	$—
Options granted	200,000	$2.45

Options outstanding September 30, 2008	200,000	$2.45

Stock options outstanding and exercisable at September 30, 2008 are as follows:

Range of Exercise Price	Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life
$2.45	200,000	$ 2.45	10.00

NOTE 6 - PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method. At September 30, 2008 deferred tax assets consist of the following:

2008

Deferred tax asset	$5,930,000
Less: valuation allowance	(5,930,000)
Net deferred tax assets	$—

As of September 30, 2008, the Company had accumulated deficits approximating $16,900,000 available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in the future period.

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(UNAUDITED)

SEPTEMBER 30, 2008

NOTE 7 - GOING CONCERN

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

NOTE 8 – CONCENTRATIONS OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risks, consist primarily of trade receivables. The Company has attempted to minimize this risk by monitoring customers’ credit and payment activities.

During the period ended September 30, 2008, the Company maintained accounts with a single financial institution. At times during the year, balances in these accounts exceeded the amount insured by the FDIC. Based on the Company’s bank statement balances at September 30, 2008 and 2007, the Company’s balances in excess of FDIC insurance limits were $1,213,138 and $1,247,097, respectively. In order to minimize its exposure, the Company conducts its business with one of the largest and well-capitalized banks in the United States.

During the period ended September 30, 2008, no single customer comprised a significant portion of revenue.

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

General

Medical Connections Inc., the Company’s wholly owned subsidiary, is a national provider for medical recruitment and staffing services. Established in 2002 to satisfy the increasing need for qualified healthcare professionals, the Company’s business is to identify, select and place the best allied health specialists, pharmacists, physicians, nurses and hospital management executives. The Company provides recruiting and staffing services for permanent and temporary positions with options for the clients and candidates to choose the most beneficial working arrangements.

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

•

Contract Appointments: This activity includes temporary hires (typically, 13 week contracts) made by healthcare facilities to economically cover short staffing during periods of high seasonal activity, vacations and leaves of absence. This also includes contracts for what is commonly known as “travel positions” for allied health professionals, nurses and physicians who want temporary assignments outside their home regions. Under this arrangement, Medical Connections, Inc. is the employer of record for the healthcare professional. The healthcare facility remits a fee to the Company that includes all employment overhead as well as a surcharge for the service provided. The revenue from this activity comes from the fee for the service. This activity represents 73% of all revenue generated by the Company as of the nine months ended September 30, 2008.

Management is working on expanding each of these revenue sources. In addition, revenues may increase as a result of the acquisition of other medical staffing or placement agencies. Acquisitions will enable Medical Connections, Inc. to increase revenues and reduce costs by integrating the acquired company into the existing operations. If successful, Medical Connections, Inc. will be able to extend its market presence.

Target Market

•

Our target market consists of not-for-profit and for-profit organizations, companies, healthcare institutions and medical research facilities in the United States. Other recruiting companies and individual recruiters are also a market for our programs, which may include split-fee agreements and franchise developments.

•

Companies that are hired by the hospitals to outsource their Human Resource departments are a natural market for our services. Currently, they constitute 40% of the client base for placements.

•

Smaller medical recruiting companies and individual recruiters to whom we can provide cost effective technological solutions for their businesses.

Third Quarter Ended September 30, 2008 Compared to Third Quarter Ended September 30, 2007

Revenues increased from $1,176,850 to $1,855,671. The two main components of revenue are permanent placement hires, including temporary to permanent and contract appointments. Revenues from permanent placement increased $172,899, or 70% to $419,990 compared to the prior year. This increase was a result of the Company’s continued disciplined policy of securing the best recruiters in the medical field and the expansion of the recruiting staff. The revenue from contract appointments increased $505,923, or 54% from 2007 to $1,435,681 in 2008. This increase was the result of continued expansion in the employment option and temporary hires (typically, 13 week contracts) made by healthcare facilities to economically cover short staffing during periods of high seasonal activity, vacations and leaves of absence. The cost of the contract appointments revenue also increased from $750,569 in 2007 to $1,226,767 in 2008, a 63% increase. These costs represent personnel salaries including benefits, temporary housing and travel costs. The gross profits from contract appointments increased from $179,189, (19% of revenue) in 2007 to $208,914, (15% of revenue) in 2008.

Sales and marketing expenses were $142,002 in 2008, which increased from $137,314 in 2007. The increase in costs represents an expanded presence on internet web pages, job posting boards and display ads in trade journals.

General and administrative expenses increased to $2,383,892 in 2008 from $1,615,112 in 2007. During the last twelve months, the Company has expanded its recruiting staff resulting in increased revenue.

Other (income) expenses net, were $109,895 in 2008 compared to $485,372 in 2007. Part of this change was the recording of a loss on the revaluation of derivative of $189,397 in 2007. No amortization or revaluation was recorded in 2008 as all convertible debt was fully converted in 2007. In addition, interest expense decreased from $305,804 in 2007 to zero in 2008 as a result of the conversion to equity of the convertible debentures in 2007 and the elimination of the note payable during the third quarter. In addition, $114,354 in repair and maintenance expenses relating to Investment-real estate were recorded during the period.

Net loss for the third quarter ended September 30, 2008 was ($2,006,885) as compared to ($1,811,517) in 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenues increased from $3,255,643 to $5,346,080. The two main components of revenue are permanent placement hires, including temporary to permanent, and contract appointments. Revenues from permanent placement increased $604,078, or 71% to $1,451,948 compared to the prior year. This increase was a result of the Company’s continued disciplined policy of securing the best recruiters in the medical field and the expansion of the recruiting staff. The revenue from contract appointments increased $1,486,358, or 62% from 2007 to $3,894,133 in 2008. This increase was the result of continued expansion in the employment option and temporary hires (typically, 13 week contracts) made by healthcare facilities to economically cover short staffing during periods of high seasonal activity, vacations, and leaves of absence. The cost of the contract appointments revenue also increased from $1,950,659 in 2007 to $3,138,759 in 2008, a 61% increase. These costs represent personnel salaries including benefits, temporary housing and travel costs. The gross profits from contract appointments increased from $457,115, (19% of revenue) in 2007 to $755,374, (19% of revenue) in 2008.

Sales and marketing expenses were $494,229 in 2008, which increased from $322,176 in 2007. The increase in costs represents an expanded presence on internet web pages and job posting boards.

General and administrative expenses increased to $7,116,227 in 2008 from $4,756,912 in 2007. During the last twelve months, the Company expanded its recruiting staff resulting in increased revenue.

Other (income) expenses net were $208,054 in 2008 compared to a net other expenses of $660,602 in 2007. Part of this change was the recording of a gain on the revaluation of derivative of ($121,339) in 2007. No amortization or revaluation was recorded in 2008 as all convertible debt was fully converted in 2007. In addition, interest expense decreased from $797,178 in 2007 to $13,898 in 2008 as a result of the conversion to equity of the convertible debentures in 2007 and the termination of the note payable in 2008. In addition, $212,350 in repair and maintenance expenses relating to Investment-real estate were recorded during the period.

Net loss for the nine months ended September 30, 2008 was ($5,611,189) as compared to ($4,434,706) in 2007.

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

As of September 30, 2008, total current assets were $2,503,447 as compared to $2,155,657 on December 31, 2007. The increase in total current assets is primarily attributable to an increase in accounts receivable of $324,056 over the December 31, 2007 balance to $1,121,963. This is attributable to an increase in revenue partially offset by a decrease in cash from $1,319,944 on December 31, 2007 to $1,209,727. Also, total current liabilities decreased $558,208 when compared to December 31, 2007, due to the payment of 2007 year-end bonuses, other accrued expenses of $147,908 and a $370,086 reduction in note payable. Based on the Company’s cash position, the Company cancelled its agreement to sell selective accounts receivable invoices, with no material affect or costs to the Company.

Other assets and investments include our office equipment and the property located in North Carolina which we hold for rent seasonally and is valued at $610,000. All other assets which we have categorized as property and equipment are office furniture, equipment and software directly related to the operations of Medical Connections, Inc.

For the nine month period ended September 30, 2008, sales of 5,223,603 unregistered shares of common stock were made to accredited shareholders for $6,529,504 in new capital.

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

Income (Loss) per share: basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the loss of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended September 30, 2008 and 2007.

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

Recent Accounting Pronouncements

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). The purpose of FSP FAS 157-3 was to clarify the application of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), for a market that is not active. It also allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. FSP FAS 157-3 did not change the objective of SFAS 157 which is the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. Our adoption of FSP FAS 157-3 for the period ended September 30, 2008 did not have a material effect on our financial position, results of operations, cash flows or disclosures.

Item 3

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

Item 2.

Unregistered Sales of Equity Securities

During the period ended September 30, 2008, sales of 958,864 unregistered shares of common stock were made to accredited shareholders for $1,198,580 in new capital. There were conversions of 83 shares of Series A Preferred Stock to 1,577 shares of Common Stock during the period. We also issued 958,864 warrants to purchase one share of Common Stock at $1.50 per share.

We issued 500,000 shares of our Common Stock to a non-employee for services rendered, at $ 0.23 per share fair market value, for a total cost of $ 115,000. The Company relied upon the exemption from registration contained in Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the Company.

The securities issued in the foregoing transactions were made pursuant to exemptions from registration pursuant to either Section 4(2) or Rule 506 of Regulation D of the Securities Act.

–

we gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

–

at a reasonable time prior to the conversion of the preferred shares, we advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2; and

–

 neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising;

Item 3.

Defaults upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

There were no matters submitted during the period ended September 30, 2008 to a vote of the Company’s securities holders.

Item 5.

Other Information

Not applicable.

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

10.2	Employment Agreement between the Company and Anthony Nicolosi
10.3	Employment Agreement between the Company and Joseph Azzata
10.4	Office Lease, BRE/BOCA Corporate Center, LLC. and Medical Connections, Inc., June 22, 2008
31.1 *	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 .1 *	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32 .2 *	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

———————

*

Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Date: November 12, 2008

MEDICAL CONNECTIONS HOLDINGS, INC.

By:	/s/ JOSEPH AZZATA
Joseph Azzata,
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JOSEPH AZZATA	Chief Executive Officer and	November 12, 2008
Joseph Azzata	Director

/s/ BRIAN NEILL	Chief Financial Officer	November 12, 2008
Brian Neill,

15