Form 10-K
period 2008-12-31
MEDICAL CONNECTIONS HOLDINGS, INC.
filed 2009-03-31
CIK 1140303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-72376

Medical Connections Holdings, Inc.

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0920373 (I.R.S. Employer Identification No.)
2300 Glades Road, Boca Raton, FL (Address of principal executive offices)	33431 (Zip Code)

Registrant’s telephone number, including area code: (561) 353-1110

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.001 par value	NASDAQ Over the Counter Bulletin Board

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 9, 2009 was $39,867,179 (there is no market for the common equity of the registrant)

As of March 9, 2009, there were 29,730,652 shares of Common Stock, $.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

This Form 10-K contains "forward-looking statements" relating to Medical Connections  Holdings, Inc. ("Medical Connections” "we", "our", or the "Company") which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements of , or industry results, to differ materially from any future results, performance or achievement implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Item 1A – Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of their likely impact, (ii) the publicly available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) the such strategy, which is based in part on this analysis, will be successful. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the “Risk Factors” section contained in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us in fiscal year 2009.

PART I

ITEM 1

BUSINESS

Overview of Our Company

Medical Connections, Inc. (“Medical Connections”), our wholly owned subsidiary, is a national provider for medical recruitment and staffing services.  Established in 2002 to satisfy the increasing need for qualified healthcare professionals, our business is to identify, select and place the best executive allied health specialists, pharmacists, physicians, nurses and hospital management executives. We provide recruiting and staffing services for permanent and temporary positions, with an option for the clients and candidates to decide the best formula for working together. Following the changing dynamics of the healthcare recruiting market, Medical Connections has shifted its niche to emphasize the recruitment of allied health specialists. This shift resulted in a significant increase in placements for physical and occupational therapists.  The Company’s future growth will be based on a disciplined recruiting policy of securing the best recruiters in the medical field. Our key personnel have more than 30 years combined experience in the medical recruiting profession. Currently Medical Connections employs 53 people and 32 medical professionals. Medical Connections positioned itself as a recruiter for permanent positions in the field of allied health, and in furtherance thereof, has secured a roster of clients in both for-profit and not-for-profit organizations.

According to the American Staffing Association, the market size of the health care recruiting business is approximately $11.9 billion for 2009 and $11.7 billion in 2008, according to the Staffing Industry Analysis. As Medical Connections grows, management will attempt to leverage its success to increase market presence.

The Healthcare Staffing Industry

As a healthcare recruiting and staffing company, Medical Connections is directly affected by the market dynamics of supply and demand for medical specialists. Governmental and private sector research has shown that a combination of economic, political and educational conditions has created a growing demand for more healthcare providers than the country has been able to generate.

In 2008, overall staffing industry revenues totaled $11.7 billion, a growth of 3.5% from 2007 to 2008.  The medical staffing industry almost doubled its revenue in the 10-year period between 1999 and 2008 from $ 6.1 billion to $11.3 billion, according to the Staffing Industry Healthcare Growth Report, Staffing Industry Insight. Only in the last five years, from 2004 to 2008, the staffing revenues increased almost 18%.  Stable growth is projected to reach $20.4 billion by 2014. Permanent placement revenues will also increase due to the reluctance for healthcare workers to travel in an unstable economy.

Employment in the healthcare industry continues to grow in spite of an overall downturn in the economy. Data from the Bureau of Labor Statistics (BLS) shows year-over-year growth of 2.8% compared to a decline of 1.9% in total non-farm employment, as of December 2008. Historical data shows that the healthcare jobs rose 21.7% for the last 10 years.

The Bureau of Labor Statistics has projected that the “wage and salary employment in the health care industry is projected to increase 22% through 2016, compared with 11% for all industries combined.” This is twice the rate of job growth in non-healthcare professions. The Bureau of Labor Statistics also predicts a need for three million health care workers to fill job openings created by departures and new positions.

Management believes that the data above suggests two major trends in the US labor market: increasing demand and shortage in supply.

DEMAND FACTORS:

Increasing Need for Health Care Professionals

The Company’s current and future strategies are based upon the following statistical and demographic data:   (US Census Bureau)

Aging Population: According to the U.S. Census Bureau, the United States population will increase 12% by 2020. In 2006, the population above 50 years old accounted for 70% of healthcare spending. As more baby boomers approach retirement, health care expenses will increase, reaching a projected $4.27 trillion by 2017. Population-aging and higher per capita spending for the older population will contribute to growth in national healthcare spending.

Individuals 65 years old and over are experiencing the highest level of chronic conditions:

Age	Hearth Disease	Coronary Heart Disease	Hearth Attack	Stroke	Cancer	Arthritis	Diabetes
65+	31.7	22	11.7	9.4	21.5	50.3	17.4
65-74	26.8	18.6	10.1	6.9	18.3	47.1	18.4

Life expectancy for Americans is 77.8 years, the highest in U.S. history (according to the CDC/National Center for Health Statistics/Office of Analysis and Epidemiology Health, United States annual report on trends in health government statistics: 2008 Edition). Hospital utilization is significantly higher among older individuals. The U.S. Department of Health and Human Services reported that individuals over the age of 65 comprised 38% of all inpatients.

High Stress: Stress is a factor in more than 75% of all illnesses and diseases today according to current research.

Obesity and Sedentary Life Style: More than two-thirds of adults in the United States are overweight, and 30.5% are obese.  Approximately 300,000 adult deaths in the United States each year are attributable to unhealthy dietary habits, physical inactivity or sedentary behavior.

Technology demands: The pace of technological advancement in US healthcare is increasing faster than the education of the people who are using it. This creates additional pressure for hospitals to find skilled employees to operate new diagnostic or treatment machines. It also increases the demand for highly-educated healthcare specialists.

Cultural Diversity: The United States has been a multicultural nation from its inception. In recent decades, it has become more important to provide medical services in other languages (Spanish, Creole, etc.). This need drives the constantly increasing demand for bilingual, healthcare specialists.

Legal and Regulatory Factors: Recent governmental mandates have further increased the demand for qualified healthcare professionals. For example, legislative initiatives have been introduced in many states, mandating a staffing ratio for nurses.  It is expected that staffing ratio laws will eventually be ratified throughout the country and may be initiated at the federal level, as well.  Professional associations for Physical Therapists and other allied health specialists are also lobbying for similar legislation, which will increase the demand for more professionals in those fields.

SUPPLY FACTORS:   US Census Bureau

Shortage of qualified medical personnel

An aging population in the United States will increase the need for skilled medical professionals.  Between 2010 and 2020, the number of individuals 65 years and older is expected to increase 26.4% percent according to Health USA, 2008.  Meanwhile, the population of 45 to 64 year-olds will increase by 4%.

The core focus of Medical Connections’ business is to satisfy the demand for the professions most severely affected by this aging population.  The following data shows how the different healthcare professions are affected by lack of specialists.

Highly Qualified Registered Nurses and Executive Nurses

•

Registered Nurses and Executive Nurses make up the largest projected shortage in healthcare.

•

There will be more than one million new and replacement nurses needed by 2016.

Allied Health Professional Shortage

The allied temporary staffing market in 2009 is estimated to be a $3.6 billion industry, according to Staffing Industry Insight. During the last five years, employment in allied health professions has grown 8.2 % per annum. Analysts warn that the shortage of allied health professionals will continue to grow. At its current rate, by the year 2020, the field will be short 1.5 to 3 million workers.

•

Today’s shortage is expected to worsen over the next 10 years.

Management believes that allied staffing is perhaps the most attractive field for emerging companies in the healthcare staffing industry. It is one of the least-concentrated of the four sectors of healthcare staffing. The top 18 companies account for $5.3 billion, or nearly one-half of the total healthcare staffing revenue. Segmentation, with small companies comprising the largest part of allied health staffing, opens opportunities to newcomers in the field, according to Staffing Industry Insight, 2008. It also includes many specialties with low penetration rates (the percentage of temporary staffing versus the total positions in the company), indicating that there will be a significant growth.

We believe that the following health professionals are in the highest demand:

•

Pharmacists

•

Radiology Technologists

•

Respiratory Therapists

•

Occupational Therapists

•

Physical Therapists

•

Speech Language Therapists

•

Laboratory Professionals

•

Health Information Management Positions

These positions represent profit centers for hospitals and medical facilities as they can then pass along these costs, plus a profit percentage.

Pharmacist Shortage

The market for pharmacists and pharmacy technicians is also on the rise, reflecting expansion of pharmacies into grocery and department stores, as well as Internet and mail-order sales.

Physician Shortage

Both the high demand and the shortage in supply for healthcare professionals create an increasing demand for healthcare recruiting and staffing services.  This scenario helps drive the need for staffing agencies to fill vacancies.

Industry Trends

•

High demand for qualified health care professionals.

•

Shortages in virtually every profession in the medical fields.

•

Need for more flexibility in the hiring process, which increases the need for temporary and per diem staffing.

•

High level of spending to find the right candidate.

•

Constant increase of medical professional wages, which makes those professions more attractive for potential candidates.

•

Expansion of medical sub-specialties requires more practitioners.

Governmental and Private Sector Health Care Spending: Healthcare Costs Fact Sheet 2009:

•

Healthcare spending in the United States has grown rapidly since the 1960s, at an average rate of 10% a year.

•

In 2008, $2.4 trillion was spent on healthcare in the United States.

•

Spending on healthcare currently accounts for about 17% of Gross Domestic Product (GDP).

The Company’s Core Business

Medical Connections’ business operation is placing the most-talented specialists in the medical profession, which allows us to service the critical shortage in the healthcare industry.

Business Model Foundations

Based on the specific characteristics of the growing market, and the concrete set of skills of our leadership team, our goal is to attract highly professional recruiters by offering them a competitive commission rate for selecting and placing the best healthcare professionals, company incentive and benefit programs, as well as a congenial work atmosphere where contributions and success are rewarded.

•

Offer the medical specialists (employees) flexible solutions to increase their competitive advantage in the marketplace while creating loyalty to the company.

•

Create a cost-effective value proposition for its clients and offer fast, high-quality solutions in order to insure a long-term profitable relationship between Medical Connections and its valued customers.

•

Develop, maintain and improve several highly-specialized, technologically advanced web based solutions to improve the medical recruitment process and thus improve the overall profitability for the Company and its clients.

•

Commit to high standards, quality of service and fair recruiting practices in order to maintain an image of professionalism and to become a first choice for healthcare staffing and recruiting nationwide.

Revenue Streams

Our Traditional Streams of Revenue Include:

•

Permanent Placement Hires: This activity includes the hiring of allied health professionals, nurses, physicians, pharmacists and other medical personnel to be employed in healthcare or research facilities. Under this arrangement, we receive a placement fee ranging from 10% to 30% of the employee’s initial annual salary, or a negotiated fee, which is predetermined based upon medical specialty. As part of the revenue of Medical Connections, these streams represent significantly higher gross profits.

•

Contract Appointments: Represents an attractive employment option and temporary hires (typically, 13 week contracts) made by healthcare facilities to economically cover short staffing during periods of high-seasonal activity, vacations, leave of absences, etc. This also includes contracts for what is commonly known as “travel positions,” which are for allied health professionals, nurses or physicians who are willing to take temporary assignments outside their home region. Under this arrangement, we are the employer of record for the healthcare professional. The healthcare facility remits a fee to us that include all employment overhead, as well as a surcharge for the service. The revenue from this activity comes from the commission and surcharge for the service. This activity is forecasted to represent 75% of our revenue, following the dynamics of the medical staffing industry.

•

Temporary to Permanent Model – Choices Program: This program is a shorter version of the contract appointments, which provides permanent placement hires with greater flexibility, if the healthcare professional and the hiring entity desire so.

Additional Revenue Streams

Potential Acquisitions:  We may expand our operations through the acquisition of other medical staffing or placement agencies   Acquisitions would enable us to increase revenue and to integrate the acquired company’s operations into our existing business.  If successful, we will be able to extend our market presence.  We also recognize the importance of staying on the edge of technology in the medical recruiting field.  However, technological advances may make it cost-effective to acquire or form a strategic alliance with another entity specializing in developing health care staffing software.

Fee Structure for the Healthcare Staffing and Recruiting Industry

Contingency Fees: This is a service fee, calculated in percentage terms, accordingly to the base salary to be earned by the candidate that the client employs during the candidate’s first twelve months of employment. The industry standard is full payment within 30 days of the start of employment.

Contract Fees:  This fee is established between the client and Medical Connections, which covers the services for temporary staffing hires and the hourly/weekly salary for the employed candidate. Medical Connections will be paid every two weeks from the client. The profitability from these fees ranges from 9% to 22% for Medical Connections.

Retainer: The retainer fees are a fixed amount, and agreed upon between Medical Connections and the client which are paid for finding the right candidate. There are several hybrid forms of retained searches, including (1) one half the fee is paid at the commencement of the search assignment, expenses are billed monthly throughout the course of the  search, and the balance is due when the client offers a position to our  candidate and both client and candidate reach a contractual agreement of employment; and (2) one third of the fee is paid in advance, one third at 30 days, and one third at 60 days, regardless of when the assignment is actually filled.

Retingency: This is a combined retainer/contingency fee, which is paid in small monthly installments from the commencement of the search assignment, with any balance due when the client offers our candidate a position and the parties reach a contractual agreement of employment.

Flat Rate:  This is fixed service fee for large assignments, which is agreed upon between the client and Medical Connections. Large companies often leverage their ability to place dozens of job orders at the same time by requiring staffing and recruiting companies to perform search services for a flat position rate.

Business and Marketing Strategies

The following are the keys to the Company’s growth:

•

Implement well -designed programs and tools to train staff and build professional networks.

•

Implement professional diversified recruiting programs, based on full usage of the existing resources.

•

Integrate technology and resources in the development of an organizational database to support the recruiting and staffing process.

•

Develop and manage the contracting process for outsource services and partnerships.

•

Evaluate staffing, retention, and exit trend information and recommend solutions and support programs that address current business needs.

•

Ensure that staffing practices and policies are consistently applied and are compliant with all state and federal regulations.

Target Market

•

The target market for Medical Connections is the vast array of non-for-profit and for-profit organizations, companies and healthcare institutions, as well as all medical research facilities in the United States. Other recruiting companies or individual recruiters are also an alternative market for our programs, such as split-fee agreements and franchise development.

•

Companies which are hired by the hospitals to outsource their human resource departments, are a natural market for our services, and at this point represent a significant portion of the client base for placements.

•

Smaller medical recruiting companies and individual recruiters to offer them cost-effective technological solutions for their businesses, as well as split agreement partnerships.

 Marketing Strategy

The success of today’s healthcare staffing and recruiting is based on how fast and effectively candidate talent is attracted to use our services.  Therefore, our marketing efforts are focused on:

•

Continuing to develop, increase and maintain Medical Connections’ brand name recognition and positioning it as a high-quality recruiting company.

•

Attracting the best talent in medical recruiting to source candidates by positioning the Company as the premier place to work for healthcare recruiters.

Our current marketing channels include:

Targeted Direct Mailing:

•

We have already acquired and will continue to purchase lists of licensed healthcare professionals by specialty throughout the United States.

•

Use of industry-based mailing lists of hospitals, healthcare facilities and appropriate research facilities to distribute site-specific corporate literature about our services.

Local and national press: emphasizing the advertising of concrete positions for high profile clients.

Internet portals: using specialized medical job boards, we have thousands of healthcare positions advertised across the Internet.

Use of specialized online and off-line publications:  will help us attract more active small companies and individuals to contribute to the sourcing of candidates.

Tradeshow and Conference Presentations: we will target healthcare industry tradeshows and professional conferences and participate with vendor exhibits and keynote speaking engagements.

Use targeted print and Internet-based advertising:  to establish our brand, and continually solicit new client contracts and enlarge the employment candidate pool.

Telephone Marketing: we directly contact potential candidates via telephone for sourcing and selecting the best medical professionals.

Internet Search Engine Optimization: we will use the best practices in Search Engine Optimization (“SEO”) and online advertising, by implementing the most-advanced technology in this area. We already use key ad words for advertising physical therapists’ positions and will soon expand this practice to ads for additional professions.

Competition

The confluence of demographic, legislative, and financial factors has given rise to a highly- fragmented market estimated at 9,500 companies specializing in medical staffing and recruiting, according to “Healthcare Staffing Industry Report (2007)”.   We compete against large multi-billion dollar corporations as well as small, regional companies.  We believe the following trends characterize our competition in the field of temporary staffing:

•

High concentration of companies providing temporary staffing.

•

In 2008, there were 19 healthcare staffing companies each of which had annual revenue in excess of $50 million according to Staffing Industry Insight, 2008.

•

Ten companies account for 38%, of the total national healthcare staffing revenue, according to “Staffing Industry Insight, 2008”.

Even though the tendency is towards concentration, the vast majority of healthcare staffing companies are relatively small.  This follows the same trend as in staffing firms and is more pronounced in nurse recruiting, allied health, science and pharmacy recruiting.

Some of our competitors who focus primarily in the medical recruitment and staffing fields include:

AMN Healthcare Services, Inc., (NYSE: AHS), a leading temporary healthcare staffing company that is the largest nationwide provider of travel nurse staffing services. The company recruits nurses and allied health professionals, nationally and internationally and places them in temporary assignments of variable lengths, at acute-care hospitals and healthcare facilities throughout the United States.

Cross Country Healthcare, Inc. (NASDAQ: CCRN) is a leading provider of healthcare staffing services in the United States as well as a provider of human capital management services.

Medical Staffing Network Holdings, Inc. (NYSE:  MSNW) is the largest provider of per diem nurse staffing services in the United States. The company also provides travel nurse staffing services and is a leading provider of allied health professionals, including radiology specialists, diagnostic imaging technicians and clinical laboratory technicians.

On Assignment, Inc., (NASDAQ:  ASGN) is a provider of skilled temporary professionals to clients in the science and healthcare industries. The company provides clients in these markets with short-term or long-term assignments of temporary professionals and temporary-to-permanent placement of these professionals.

Other large medical staffing and recruiting companies include CompHealth Group, Inc., eliStaf Healthcare Inc., Maxim Healthcare Services Inc. and Nursefinders Inc.

Strategic Alliances

Another base for the Company’s ongoing growth is its strategic alliances with medical facilities and companies. We believe that one of the keys to our success and our ability to expand our operations is the recent certification that we received from the Joint Commission Health Care Staffing Certification Organization (this organization is more commonly known as the “Joint Commission”).  The Joint Commission is an independent, not-for-profit organization that accredits and certifies health care organizations and programs in the United States.  Certification by the Joint Commission is recognized nationwide as a symbol of quality that reflects an organization’s commitment to meeting performance standards.  Since 1951 the Joint Commission has maintained state-of-the-art standards that focus on improving the quality and safety of care provider’s organizations.

Certification by the Joint Commission demonstrates our commitment to excellence and provides the public with meaningful comparative performance data.  Joint Commission membership demonstrates that we have met their high standards regarding patient care and professional training.

Joint Commission accreditation and certification benefits include:

•

Strengthens community confidence in the quality and safety of care, treatment and services.

•

Provides a competitive edge in the marketplace.

•

Improves risk management and risk reduction.

•

Provides education on good practices to improve business operation.

•

Provides professional advice and counsel, enhancing staff education.

•

Enhances staff recruitment and development.

•

Recognized by select insurers and other third parties.

•

May fulfill regulatory requirements in select states.

Most importantly, Joint Commission accreditation opens our staffing services to a broad range of health care facilities that require Joint Commission membership before they will consider utilizing the services of any medical staffing agencies. We believe that there are very few medical staffing agencies of our size which have Joint Commission certification.  In addition,   our size will enable us to readily adapt to changing market conditions and standards to continue to meet ongoing Joint Commission certification.

Licensing

We are currently licensed to do business throughout the continental United States. As such, we can respond to client needs throughout the country.   We can offer medical professionals participating in our travel program the opportunity to move from various facilities throughout the country without the worry that Medical Connections is not properly licensed.   For those organizations with medical facilities in different states, we can offer a qualified candidate the opportunity to move throughout that company’s organization.

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

For example, hospitals certified to participate in Medicare are required to "have adequate numbers of licensed registered nurses, licensed practical (vocational) nurses and other personnel to provide nursing care to all patients, as needed". Reductions in nursing budgets have resulted in fewer nurses working longer hours, while caring for sicker patients.

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

Proposed federal regulations will require hospitals to set unit-by-unit nurse staffing levels in coordination with the direct care nursing staff and based on the unique needs of each unit and its patients.

Many states including California, Florida, Illinois and New Jersey have enacted rules and regulations for staffing requirements.

To date, we have not experienced any material difficulties in complying with such regulations.  Some states require state licensure for businesses that employ and/or assign healthcare personnel to provide healthcare services on-site at hospitals and other healthcare facilities.   Most of the contract healthcare professionals that we employ are required to be individually licensed or certified under applicable state laws. We take reasonable steps to ensure that our contract professionals possess all necessary licenses and certifications.

Capitalization

On March 31, 2008, we amended our articles of incorporation, authorizing us to issue up to 70,000,000 shares of common stock at a par value of $0.001 per share.  We are also authorized to issue up to five million shares of preferred stock.  As of December 31, 2008, there were 29,343,362 shares of our Common Stock issued and outstanding and 110,865 Series A Preferred Shares issued and outstanding.  Each Series A Preferred Share may be exchanged at any time for nineteen (19) shares of the Company’s $.001 par value Common Stock. Until such shares of Series A Preferred Shares are exchanged for the Company’s Common Shares, each holder of a Series A Preferred Share shall be entitled to one vote per share on all matters which are brought to a vote of the holders of our Common Stock.  Holders of the Series A Preferred Stock will have no other rights or preferences.

We have also ratified the issuance of a total of 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock entitles the holders thereof to ten (10) votes per share on all matters brought to a vote of the holders of our Common Stock. Holders of the Series B Preferred Stock will have no other rights or preferences. We have authorized the issuance of 500,000 Series B Preferred Shares to both Mr. Azzata and Mr. Nicolosi (one million shares of Series B preferred in total).   As a result of their ownership of the Series B Preferred shares and their ownership of the common shares, Mr. Azzata and Mr. Nicolosi will be able to control the business decisions of the Company.

RISK FACTORS

You should carefully consider the risks described below before buying shares of our Common Stock. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may impair our business operations. If any of the adverse events described in this risk factors section actually occur, our business, results of operations and financial condition could be materially adversely affected, the trading price of our Common Stock could decline and you might lose all or part of your investment. We have had operating losses to date and cannot assure that we will be profitable in the foreseeable future. We make various statements in this section which constitute “forward-looking” statements under Section 27A of the Securities Act.

RISKS ASSOCIATED WITH THE COMPANY'S PROSPECTIVE BUSINESS AND OPERATIONS

We incurred significant losses in 2008 and there can be no assurance that we will be able to reverse this trend in the near future.  Even if we are able to successfully expand our operations, there can be no assurance that we will be able to operate profitably.

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

A key component of our ability to grow our business includes our ability to attract, develop and retain qualified health care professionals, particularly persons with industry experience. The available pool of qualified candidates is limited. We cannot assure you that we will be able to recruit, develop and retain qualified candidates in sufficient numbers or that our staffing consultants will achieve productivity levels sufficient to enable growth of our business. Failure to attract and retain productive staffing consultants could adversely affect our business, financial condition and results of operations.

The costs of attracting and retaining qualified healthcare professionals may increase more than we anticipate.

We compete with hospitals and other healthcare staffing companies for qualified healthcare professionals. Because there is currently a shortage of qualified healthcare professionals, competition for these employees is intense. To induce healthcare professionals to sign on with them, our competitors may increase hourly wages or other benefits. If we do not raise wages or other benefits in response to such increases by our competitors, we could face difficulties attracting and retaining qualified healthcare professionals. In addition, if we raise wages in response to our competitors’ wage increases and are unable to pass such cost increases on to our clients, our margins could decline.

Our business is dependent upon the proper functioning of our information technology systems in a cost effective manner.

The operation of our business is dependent on the proper functioning of our information technology systems. In 2008, we continued to upgrade our enterprise-wide information system. Critical information systems used in daily operations identify and match staffing resources and client assignments, track regulatory credentialing, manage scheduling and also perform billing and accounts receivable functions. On February 9, 2009, we finalized an agreement with a consulting firm that implements, secures and supports critical business applications and core infrastructure for organizations across the United States.  If the systems fail to perform reliably or otherwise does not meet our expectations, or if we fail to successfully complete the implementation of other modules of the system, we could experience business interruptions that could result in deferred or lost sales. Our information systems are vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. If our information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could impact our ability to identify business opportunities quickly, to pay our staff in a timely fashion and to bill for services efficiently. We have a disaster recovery plan that can be activated in case of any system failure and have periodic procedures that backs-up and safeguards all critical data in a secured facility.

The temporary staffing industry is highly competitive and the success and future growth of our business depend upon our ability to remain competitive in obtaining and retaining temporary staffing clients.

The medical staffing industry is highly competitive and fragmented with limited barriers to entry. We compete in national, regional and local markets with full-service agencies and in regional and local markets with specialized temporary staffing agencies. Some of our competitors have significantly greater marketing and financial resources than we do. Our ability to attract and retain clients is based on the value of the service we deliver, which in turn depends principally on the speed with which we fill assignments and the appropriateness of the match based on clients’ requirements and the skills and experience of our contract professionals. Our ability to attract skilled, experienced contract professionals is based in part on our ability to pay competitive wages, to provide competitive benefits and to provide multiple, continuous assignments. This will increase the retention rate of these employees. To the extent that competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues and our gross and operating margins could decline, which could seriously harm our operating results and cause the trading price of our stock to decline. As we expand into new geographic markets, our success will depend in part on our ability to gain market share from competitors. We expect competition for clients to increase in the future, and the success and growth of our business depends on our ability to remain competitive.

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

Decreases of in-patient admissions at our clients’ facilities may adversely affect the profitability of our business.

The general level of in-patient admissions at our clients’ facilities significantly affects demand for our temporary healthcare staffing services. When a hospital’s admissions increase, temporary employees are often added before full-time employees are hired. As admissions decrease, clients may reduce their use of temporary employees before undertaking layoffs of their regular employees. We also may experience more competitive pricing pressure during periods of in-patient admissions downturn. In addition, if a trend emerges toward providing healthcare in alternative settings, such as acute care hospitals, in-patient admissions at our clients’ facilities could decline. This reduction in admissions could adversely affect the demand for our services and our profitability.

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

Client demand for our Healthcare Staffing segment services is significantly impacted by changes in patient occupancy rates at hospitals and healthcare clients’ facilities. Increases in occupancy often result in increased client need for contract professionals before full-time employees can be hired. During periods of decreased occupancy, hospitals and other healthcare facilities typically reduce their use of contract professionals before laying off their regular, full-time employees. During periods of decreased occupancy, we may experience increased competition to service clients, including pricing pressure. Occupancy at certain healthcare clients’ facilities also fluctuates due to the seasonality of some elective procedures. Periods of decreased occupancy at client healthcare facilities could materially adversely affect our results of operations.

The loss of key members of our senior management team could adversely affect the execution of our business strategy and our financial results.

We believe that the successful execution of our business strategy and our ability to build upon the restructuring we have undertaken depends on the continued employment of key members of our senior management team.  If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to readily replace them, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers.  As a result, our business could be materially adversely affected.

Future changes in reimbursement trends could hamper our Healthcare Staffing segment clients’ ability to pay us.

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

Future federal and state legislation or evolving commercial reimbursement trends may further reduce, or change conditions for, our clients’ reimbursement. Limitations on reimbursement could reduce clients’ cash flows, hampering their ability to pay us.  In addition, insurance companies and managed care organizations seek to control costs by requiring that healthcare providers, such as hospitals, discount their services in exchange for exclusive or preferred participation in their benefit plans. Future federal and state legislation or evolving commercial reimbursement trends may further reduce, or change conditions for, our clients’ reimbursement. Limitations on reimbursement could reduce our clients’ cash flows, hampering their ability to pay us.

Healthcare reform could negatively impact our business opportunities, revenues and gross and operating margins.

Federal and state governments have undertaken efforts to control increasing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and drug companies. In the recent past, the U.S. Congress has considered several comprehensive healthcare reform proposals. The proposals are generally intended to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures. While the U.S. Congress did not adopt any comprehensive reform proposals, members of Congress may raise similar proposals in the future. If any of these proposals are approved, hospitals and other healthcare facilities may react by spending less on healthcare staffing, including nurses. If this were to occur, we would have fewer business opportunities, which could seriously harm our business.

Furthermore, third-party payors such as health maintenance organizations, increasingly challenge the prices charged for medical care. Failure by hospitals and other healthcare facilities to obtain full reimbursement from those third-party payors could reduce the demand or the price paid for our staffing services.

We operate in a regulated industry and changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce our revenues and profitability.

Our business is subject to extensive and complex federal and state laws and regulations including but not limited to; professional licensure, payroll tax regulations, conduct of operations, payment for services and payment for referrals. If we fail to comply with the laws and regulations that are directly applicable to our business, we could suffer civil and/or criminal penalties or be subject to injunctions or cease and desist orders.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related rules and regulations, are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional compliance costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by courts and regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Maintaining appropriate standards of corporate governance and public disclosure may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. In addition, if we fail to comply with new or changed laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business and our reputation may be harmed.

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

 We are constantly evaluating and monitoring developments with respect to these new rules.

We do not expect to pay dividends in the foreseeable future.

We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future. We intend to retain earnings, if any, to develop and expand our business.

"Penny stock" rules may make buying or selling the common stock difficult and severely limit their market and liquidity.

Trading in our common stock is subject to certain regulations adopted by the Securities and Exchange Commission (“SEC”) commonly known as the "Penny Stock Rules". Our common stock qualifies as penny stock and is covered by Section 15(g) of the Securities and Exchange Act of 1934, as amended (the "1934 Act"), which imposes additional sales practice requirements on broker/dealers who sell our common stock in the market. The "Penny Stock" rules govern how broker/dealers can deal with their clients and "penny stock". For sales of our common stock, the broker/dealer must make a special suitability determination and receive from clients a written agreement prior to making a sale. The additional burdens imposed upon broker/dealers by the "penny stock" rules may discourage broker/dealers from effecting transactions in our common stock, which could severely limit its market price and liquidity. This could prevent investors from reselling our common stock and may cause the price of the common stock to decline.

Although our common stock is listed for trading on the Over-the-Counter Electronic Bulletin Board, the trading market in the common stock has substantially less liquidity than the average trading market for companies quoted on other national stock exchanges and our price may fluctuate dramatically. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Due to limited trading volume, the market price of our common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

Our shares may have limited liquidity.

The public float for shares of our common stock is highly limited. As a result, should you wish to sell your shares into the open market you may encounter difficulty selling large blocks of your shares or obtaining a suitable price at which to sell your shares.

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

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock. Most recently, the severe financial credit crisis and recession have had a significant impact on the stock market in general and our stock price in particular. Depending on its depth and length, the current recession could have an impact on our business and as such, could adversely affect the market price of our common stock.

Our Chief Executive Officer and President each own 11.1% respectively, of our outstanding common stock, in addition to all of our Series B shares which grant the holders thereof supermajority voting rights.  As a result this will enable them to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our stockholders.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission adopted rules requiring small business issuers, such as our company, to include a report of management

on the company’s internal controls over financial reporting in their annual reports.   We will become subject to the provisions of SOX 404 for our fiscal year ending December 31, 2009 that require the independent registered public accounting firm auditing our financial statements to attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting as well as the operating effectiveness of our internal controls.

Our common stock is thinly traded and, you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate such shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. Our common stock has historically been sporadically or “thinly-traded” on the “Over-The-Counter Bulletin Board,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume. Even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float”.  This could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

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

Volatility in our common stock price may subject us to securities litigation.

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

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the conversion of outstanding debentures, the exercise of outstanding options or warrants, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.  In addition, recipients of our Series A preferred shares who convert those shares into shares of our Common Stock may sell these shares, if eligible, pursuant to Rule 144.

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

ITEM 2

DESCRIPTIONS OF PROPERTIES.

Our corporate headquarters are located at 2300 Glades Road, Suite 202E Boca Raton, Florida 33431.  We operate Medical Connections, Inc. from this office.   We lease approximately 4,500 square feet of space.  Our monthly rent is $13,398.  Our current lease runs through May 2010.

In June 2008, we entered into a seven-year operating lease for new and larger office space.  The lease required a $200,000 security deposit with an occupancy date scheduled for early 2009. The security deposit acts as guarantee for performance under the terms of the lease. Assuming no defaults, the security deposit of $200,000 shall be reduced by $50,000 after expiration of each of the third, fourth, and fifth lease year, with $50,000 remaining as security until lease termination. The Company currently leases office space under a sixty-three month lease commencing January 1, 2005 with a renewal option for a five-year period. There will be approximately two years remaining under the old lease and the Company plans to sub-lease the space.  Monthly payments under the current lease are $13,398, for a total of $288,243 in future minimum rental payments. Under the new lease the monthly payments will begin at $26,078 and will increase by 3% each year. The Company is required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.

We also own a property located in Statesville, North Carolina. The property is currently under a sales contract and anticipated to close during the second quarter of 2009.

ITEM 3

LEGAL PROCEEDINGS.

In  April 2005,  our subsidiary Medical Connections, Inc. was sued by HMS, Inc. in the 17th Judicial Circuit for Broward County   (Case No. 05-05442). T HMS alleges civil conspiracy, breach of contract, negligent supervision, tortuous interference with a business relationship and unjust enrichment.  No specific dollar amount is requested other than it is in excess of the jurisdictional floor of $15,000.  The suit arises from the actions of a former independent contractor who allegedly misappropriated a client data base.   Since the filing of the complaint, there has been limited activity.  While we believe that we have meritorious defenses to this action, there can be no assurance that we will be successful in defending this matter.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We obtained the written consent of the stockholders holding a majority of the outstanding voting rights of the Company on October 1, 2008, approving the board of directors as currently constituted and appointing DeMeo, Young and McGrath, CPA as our independent registered public accounting firm.

PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

A. Market Information

Our common stock trades on the NASDAQ Over-the-Counter-Bulletin Board under the symbol ("MCTH"). There is a very limited market for our common stock, with very limited trading activities. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

The high and low bid price for those periods in which quotes are available is set forth below:

	High	Low
2007
First Quarter	$3.80	$1.75
Second Quarter	$2.00	$1.75
Third Quarter	$2.00	$1.55
Fourth Quarter	$2.25	$1.80

2008
First Quarter	$2.40	$1.75
Second Quarter	$2.00	$1.55
Third Quarter	$2.00	$1.55
Fourth Quarter	$2.50	$1.01

2009
Through March 9, 2009	$2.09	$1.20

B.   Holders

As of March 9, 2009, there were 901 stockholders of record of our Common Stock.

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

E.   Sale of Unregistered Securities

During 2008, the Company issued 600,000 shares of Common Stock to non-employees for services rendered, at $ 0.23 per share fair market value, for a total cost of $ 138,000. The Company relied upon the exemption from registration contained in Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the Company.

During 2008, the Company converted 7,765 shares of its Series A Preferred Stock into 147,535 shares of its common stock per the Preferred Stock Agreement. The Company relied upon the exemption from registration contained in Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the Company.

During 2008, the Company issued 6,108,507 shares of its common stock and 8,949,600 warrants to purchase an equal number of shares of common stock for total net proceeds of $7,267,953. The Company relied upon the exemption from registration contained in Section 4(2), as the recipients were accredited investors.

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

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

Revenue increased 46% from $4,829,285 to $7,066,990. The two main components of revenue are permanent placement hires, including temporary to permanent, and contract appointments. Revenues from permanent placement increased 54% to $1,769,990 over the prior year of $1,152,853. This increase was a result of the Company’s continued disciplined recruiting policy of securing the best recruiters in the medical field. The revenue from contract appointments increased 44% from $3,676,432 in 2007 to $5,297,000 in 2008. This increase was the result of continued expansion in the attractive employment option and temporary hires (typically, 13 week contracts) made by healthcare facilities to economically cover short staffing during periods of high seasonal activity, vacations, leaves of absence, etc. The cost of the contract appointments revenue also increased from $3,046,874 in 2007 to $4,257,929 a 38% increase. These costs represent the personnel salaries including benefits, temporary housing and travel costs. The net profits from contract appointments increased from $629,588, (17% of revenue) in 2007 to $1,039,071, (20% of revenue) in 2008.

Sales and Marketing Expenses were $636,851 in 2008, which increased from $457,079 in 2007. The increase in costs represents an expanded presence on internet web pages and job posting boards, as well as expenses related to expanding the Company’s brand through attendance of industry specific trade shows during the year. As a percentage of revenue, sales and marketing expenses were 9.0 % and 9.5% for the years ended December 31, 2008 and 2007, respectively.

Recruiting costs increased to $2,782,672, or 39% of revenue, in 2008 compared to $1,861,773, or 38% of revenue, in 2007.  During 2008, the Company made significant investment in infrastructure in anticipation of its future growth as well as expanding its recruiting staff, which has been a contributing factor in increasing revenue.

Professional and consulting fees increased to $2,735,360, or 39% or revenue, in 2008 compared to $2,277,931, or 47% of revenue, in 2007.  During 2008, the Company continued to utilize the services of consultants to assist management with certain functions, related to business development, finance, and compliance.

General and administrative expenses increased to $3,793,578, or 53% of revenue, in 2008 compared to $2,909,642, or 60% of revenue, in 2007.  Increase in expenses were due to increases in personnel, higher costs of employee benefits, increased bad debt expense and increased insurance premiums due to expanded coverages.

Other Expenses net were $402,810 in 2008 compared to $784,069 in 2007. Part of this change was the recording of net gain on valuation of the derivative liability of $121,399 in 2007. In addition, interest expense decreased from $932,645 in 2007 to $13,898 in 2008 as a result of recording the amortization of the discount on the convertible debentures of $536,029 as interest expense in 2007 and the conversion and payment of all other debt during 2008. During 2008, the Company incurred $409,283 in expenses related to its investment property and reduced its carrying value accordingly.

 Net (loss) for the year ended December 31, 2008 was $(7,542,210) as compared to $(6,508,083) in 2007.

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

As of December 31, 2008, total current assets were $1,792,689 as compared to $2,155,658 in 2007. The decrease in total current assets is primarily attributable to a decrease in cash from $1,319,944 to $599,058 in 2008. This decrease was offset by an increase in accounts receivable from $797,907 to $1,018,322, which in turn is attributable to our growing operations.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition: The Company records its transactions under the accrual method of accounting whereby income recognized when the services are   rendered and collection is reasonably assured.

Allowances for Doubtful Accounts: Accounts are written off when management determines that an account is uncollectible Recoveries of accounts previously written off are recorded when received. Estimated allowances for doubtful accounts are determined to reduce the Company's receivables to their carrying value, which approximates fair value. Such allowances include a sales allowance for that portion of permanent placement revenue that may “falloff” after a reasonable period of time.  Allowances are estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Historically, the Company has not incurred any significant credit related losses.

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”).  The purpose of FSP FAS 157-3 was to clarify the application of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), for a market that is not active.  It also allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  FSP FAS 157-3 did not change the objective of SFAS 157 which is the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  Our adoption of FSP FAS 157-3 for the year ended December 31, 2008 did not have a material effect on our financial position, results of operations, cash flows or disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 8

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 8A

CONTROL AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.  The evaluation considered the procedures designed to ensure that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control over Financial Reporting

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

Under supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control – Integrated Framework.  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This Annual Report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting.  Our management’s report was not subject to an audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

(c) Evaluation of Changes in Internal Controls over Financial Reporting

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.  Based on that evaluation, our management concluded that, at the end of the period covered by this Annual Report, no deficiencies were identified in our internal controls over financial reporting which constitute a “material weakness.”

(d) Inherent Limitations of Disclosure Controls and Internal Controls over Financial Reporting

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation or effectiveness for future periods are subject to risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART III

ITEM 9

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The name, age, position and date of appointment of the Company's directors and executive officers are as follows:

Name	Age	Position(s)	Appointed
Joseph Azzata	49	CEO/Director	December 2005
Anthony Nicolosi	38	President/Director	December 2005
Albert Biehl	62	Director	July 2008
Robert B. Taylor Jr.	67	Director	July 2008
Jeffrey Rosenfeld	48	Director	July 2008
Brian Neill	55	Chief Financial Officer	April 2008
Luke Jansen	45	Senior Vice President	December 2005

Joseph J. Azzata, Chief Executive Officer/Director, with 25 years experience in service related businesses Mr. Azzata co-founded Medical Connections in 2002. Mr. Azzata has served as CEO at Medical Connections since 2002 specializing in providing the highest quality recruiting and staffing services to healthcare providers nationwide. Prior to 2002 Mr. Azzata co-founded a regional financial services firm which was later acquired by a larger industry player. As CEO Mr. Azzata continue to work on future strategic plans for the Company.

Anthony J.  Nicolosi, President /Director, with more than 12 years experience in investment banking and brokerage, Mr. Nicolosi co-founded Medical Connections in 2002.  He previously served as president and CEO of Capital Market Partners, Inc. in Pompano Beach, Florida. Mr. Nicolosi also served as a Financial Executive with Citicorp Investment Services of Dania Beach, Florida.  Mr. Nicolosi is responsible for supervising the operations of the Florida office and assuming responsibility for day-to-day operations including the execution of all policy objectives within budgetary guidelines. Mr. Nicolosi attended Southern Connecticut University for two years and Florida Atlantic University for two years.

Dr. Albert G. Biehl, Dr. Biehl currently serves as the Vice President of Medical Affairs at Bethesda Memorial Hospital located in Boynton Beach, Florida. Prior thereto, from 1982 through 1999 he was a partner with Boca Surgical Associates located in Boca Raton, Florida.

Robert B. Taylor, Jr.  From 1979 through 2006, Mr. Taylor held various positions at the Bethesda Memorial Hospital including that of Senior Vice President of Finance and Treasurer. Currently, Mr. Taylor serves as a management consultant and analyst for the hospital.

Jeffrey Rosenfeld,  Mr. Rosenfeld has more than 15 years of business development and sales experience. In January 2007, he joined CBIZ, an international accounting and consulting firm as its East Coast Market Leader and currently serves as its nationwide vice president of sales and marketing. Prior to joining CBIZ, Mr. Rosenfeld held several different executive positions where he was involved with client acquisition, business development and strategic planning. Mr. Rosenfeld earned a B.S. in finance from Boston University.

Brian R. Neill, Chief Financial Officer, has over 25 years of experience providing leadership in finance and operations to various companies ranging in size from privately held middle market companies to a Fortune 1000 publicly held corporation in the fields of biotech, engineering, data technology, retail and banking. Recently, he has worked as the executive vice president and chief financial officer for both Lithia Motors, Inc. and Powersports, Inc. Mr. Neill holds a Bachelor of Science from Northwest Christian College and has been active over the years with Financial Executives Institute and has served on the executive committees of local United Way agencies.

Luke Jansen, has more than 15 years of managerial experience.  Prior to joining Medical Connections, Inc., Mr. Jansen was the President of National Allied Consultants (a specialized allied health company), supporting the permanent recruiting needs of facilities throughout the country.  Prior thereto, he served as the Director of the Radiology Division for CompHealth Inc., where he led a team of recruiters.   He also was Director of Physician Recruitment for Sea Change Inc., a national physician placement firm.   Mr. Jansen holds a BS in Management from Albright University, and is currently working towards an MBA degree at Palm Beach Atlantic University.

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

On November 30, 2005, Mr. Azzata entered into a Letter of Acceptance, Waiver and Consent (“AWC”) with the NASD. Without admitting or denying the allegations or findings and solely for the purpose of the proceeding with the NASD, prior to a hearing and without an adjudication of any issue of law or fact, Mr. Azzata agreed to the entry of findings that from about December 2002 through about July 2003, while a registered representative at NASD member Cardinal Capital Management, Inc., and under the supervision of Cardinal Capital Management, Mr. Azzata engaged in the unregistered offer and sale of 468,439 shares of CC.Net in violation of Section 5 of the Securities Act of 1933. In addition, Mr. Azzata failed to appear to give testimony as requested. Mr. Azzata consented to the imposition, as a sanction, of a bar from association with any NASD member in all capacities.

 Except as indicated above, no event listed in Sub-paragraphs (1) through (4) of Subparagraph (d) of Item 401 of Regulation S-B, has occurred with respect to any of our present executive officers or directors or any nominee for director during the past five years which is material to an evaluation of the ability or integrity of such director or officer.

Our current directors serve for a term of one (1) year, or until their successors are elected and qualified.

Code of Ethics

The Company has adopted a Code of Ethics that meets the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Joseph Azzata our Chief Executive Officer at our corporate headquarters located at 2300 Glades Road, Suite 202E Boca Raton, Florida.  33431.

Audit Committee Financial Expert

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We currently do not have a nominating, compensation or audit committee or committees performing similar functions. Nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors. Further, we are currently quoted on the OTC Bulletin Board, which does not have any listing requirements mandating the establishment of any particular committees.

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

ITEM 10

EXECUTIVE COMPENSATION

The following table discloses compensation paid during the fiscal year ended December 31, 2008 to (i) the Company's Chief Executive Officer, and (ii) individual(s) who were the only executive officers, other than the Chief Executive Officer, serving as executive officers at the end of 2008 whose total salary and bonus exceeded $100,000 (the "Named Executive Officers"). No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

Name and Position	Fiscal Year	Salary	Bonus Awards	Option Awards		Non-Equity Inceptive Plan Compensation	Deferred Compensation Earnings (4)	Total
Joseph Azzata CEO	2008	$300,000	$90,000	$			$6,839	$396,839
	2007	222,000	100,000					$322,000
Anthony Nicolosi, Pres.(1)	2008	300,000	90,000				$6,839	$396,839
	2007	222,000	100,000					$322,000
Brian Neill, CFO (2)	2008	112,000			$15,000			$135,000
Luke Jansen, VP	2008	215,417						221,834
	2007	138,000	20,000				$6,417	158,000
Albert Biehl (3)
Robert B. Taylor, Jr (3)
Jeffrey Rosenfeld (3)

———————

(1)

Joined the Company, April 2008

(2)

Payments to Mr. Nicolosi include payments made to his management company, AJP Capital Corp.

(3)

Appointed to the Board of Directors July 2008.  No compensation of any kind has been paid to date.

(4)

401K Company match

BONUSES AND DEFERRED COMPENSATION

We have a bonus, stock option and a 401K retirement plan. We do not have a compensation committee; all decisions regarding compensation are determined by our board of directors.

DIRECTORS' COMPENSATION

Our directors are reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board.  They do not receive any additional compensation for their services as directors. Accordingly, it may be necessary for us to compensate newly appointed directors in order to attract a quality governance team.

STOCK OPTIONS AND WARRANTS GRANTED IN LAST FISCAL YEAR

During the fiscal years ended December 31, 2008 and 2007, we granted options to our officers and directors.  During fiscal 2008 and 2007 none of our officers or directors exercised any options.

Option Grants

As of December 31, 2008, the following officers and directors have been granted the following options:

Name	No. of Options	Grant Date	Price	Exercise Expiration Date
Brian Neill	200,000	7/1/08	$2.45	April 14, 2018

Warrant Grants

In connection with various financings that we have secured, we have outstanding warrants to purchase a total of 17,160,159 shares of our common stock.

No. of Warrants	Grant Date	Exercise Price	Expiration Date
13,606,800		$1.00	2009
3,553,359	2008	$1.50	2010

EMPLOYMENT AGREEMENTS

Commencing February 1, 2008, Joseph Azzata, our chief executive officer, entered into a two year employment agreement with the Company which provides for payment of $300,000 per year in consideration for his serving as our chief executive officer. Mr. Azzata may also receive a bonus equal to 33% of his base salary as determined by the Board of Directors.

Commencing February 1, 2008, Anthony Nicolosi, our president, entered into a two year employment contract with the Company which provides for annual compensation of $300,000 per year. Mr. Nicolosi may also receive a bonus equal to 33% of his base salary as determined by the Board of Directors.

ITEM 11

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT & CERTAIN BENEFICIAL OWNERS

The following table sets forth information regarding the beneficial ownership of our shares of Common Stock at March 09, 2009 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our executive officers and directors as a group.  Unless otherwise specified, we believe that all persons listed in the table possess sole voting and investment power with respect to all shares of the Company’s Common Stock that are beneficially owned by them. As of March 9, 2009, we had approximately 29,730,652 shares of Common Stock issued and outstanding not including 110,865 shares of Series A Preferred Stock convertible into 2,106,435 shares of Common Stock.   Upon the conversion of all Series A Preferred Stock, there will be approximately 31,837,088 shares of our Common Stock issued and outstanding.

Name	Number of Shares beneficially owned		Percent of Class
Joseph Azzata	3,289,500	(a)	11.1%
Anthony Nicolosi	3,289,500	(a)	11.1%
Brian Neill	-0-		*
Luke Jansen	164,480		*
Albert Biehl	50,000		*
Robert B. Taylor	25,000		*
Jeffrey Rosenfeld	-0-		*
(All executive officers & Directors)	6,818,480		22.9%

———————

(a)

Our Chief Executive Officer and President each own equal amounts all of our Series B shares which grant the holders thereof supermajority voting rights.  As a result this will enable them to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our stockholders.

ITEM 12

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

We have entered into employment agreements with our current executive officers Anthony Nicolosi and Joseph Azzata which provide for annual compensation of $300,000.  Each of them may also receive discretionary bonuses.

ITEM 13

EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

 (b) Reports on Form 8-K

During the fourth quarter of 2008, no reports on Form 8-K were filed with the Securities and Exchange Commission.

ITEM 14

PRINCIPLE ACCOUNTANT FEES AND SERVICES

AUDIT FEES: The aggregate fees billed for professional services rendered was $46,600 and $38,000   for the audit of our annual financial statements for the fiscal years ended December 31, 2008 and 2007, respectively, and the reviews of the financial statements included in our Forms 10-Q and Forms  10-QSB for those fiscal years.

AUDIT-RELATED FEES:  The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption "Audit Fee." NONE.

TAX FEES: The aggregate fees billed for professional services rendered was $ 7,961 and $0   for tax services for the fiscal years ended December 31, 2008 and 2007, respectively.

ALL OTHER FEES: Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended December 31, 2008 and 2007.

We have no formal audit committee.  However, our entire Board of Directors (the “Board") serves in the capacity of the audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management and the independent auditors the quality and adequacy of its internal controls. The Board reviewed with the independent auditors their management letter on internal controls.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2008 with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2008, for filing with the Securities and Exchange Commission.

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL CONNECTIONS HOLDINGS, INC.

By:	/s/ Joseph Azzata
Joseph Azzata, Chief Executive Officer and Director

Date:  March 31, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOSEPH AZZATA	Chief Executive Officer/ Director (Principal Executive Officer)	March 31, 2009
Joseph Azzata
/s/ ANTHONY NICOLOSI	President/Director	March 31, 2009
Anthony Nicolosi

/s/ BRIAN NEILL	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2009
Brian Neill

/s/ DR. ALBERT BIEHL	Director	March 31, 2009
Dr. Albert Biehl

/s/ ROBERT B. TAYLOR	Director	March 31, 2009
Robert B. Taylor

/s/ JEFFREY ROSENFELD	Director	March 31, 2009
Jeffrey Rosenfeld

                                                      INDEX TO EXHIBITS

Number	Exhibit Name and/or Identification of Exhibit
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

3.5	Bylaws (incorporated by reference to Exhibit 3.5 of our registration statement on Form SB-2 filed with the SEC on October 29, 2001).
3.6	Amendment to the Articles of Incorporation filed with the Florida Secretary of State (incorporated by reference to Form 8-k filed on December 29, 2005.
3.7	Amendment to the Articles of Incorporation filed with the Florida Secretary of State on March 31, 2008 (incorporated by reference to Form 10-KSB previously filed with the SEC on April 15, 2008.)
3.8	Code of Ethics (incorporated by reference to Form 10-KSB previously filed with the SEC on April 15, 2008.)
4.1	Form of Convertible Debenture (incorporated by reference to Form 10-KSB previously filed with the SEC on April 15, 2008.)
4.2	Form of Warrant (incorporated by reference to Form 10-KSB previously filed with the SEC on April 15, 2008.)
10.1

Share for Share Exchange Agreement between the Company and Medical Connections, Inc. filed as an exhibit on Schedule A to the Company’s Definitive Proxy statement filed with the Securities and Exchange Commission on October 7, 2005.

10.2	Employment Agreement between the Company and Anthony Nicolosi.
10.3	Employment Agreement between the Company and Joseph Azzata.
10.4	Office Lease, BRE/BOCA Corporate Center, LLC. and Medical Connections, Inc., June 22, 2008.
31.1 *	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 .1 *	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32 .2 *	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

———————

*Filed Herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Medical Connections Holdings, Inc.

         We have audited the accompanying consolidated balance sheet of Medical Connections Holdings Inc. (the "Company"), a Florida corporation, as of December 31, 2008 and 2007, and the related consolidated statements of operations, consolidated statement of stockholders' equity, and consolidated statement of cash flows for the two-years ended December 31, 2008, respectively. Medical Connections Holdings Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Connection Holdings, Inc. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company's dependence on outside financing, lack of sufficient working capital, and recurring losses from operations raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ DE MEO, YOUNG, MCGRATH, CPA
De Meo, Young, McGrath, CPA

Fort Lauderdale, Florida

March 30, 2009

Medical Connections Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2008 and 2007

	December 31,	December 31,
	2008	2007
ASSETS

Cash	$599,058	$1,319,944
Accounts receivable, net	1,018,322	797,907
Prepaid expenses	175,309	37,806
Total current assets	1,792,689	2,155,658

Property and equipment	326,907	295,800
Less: accumulated depreciation	183,064	119,671
	143,843	176,129

Other assets
Security deposit	228,540	28,540
Investment - N. Carolina house	400,000	647,432
	628,540	675,972

Total assets	$2,565,072	$3,007,758

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
Accounts payable	$357,265	$89,537
Accrued expenses	81,539	285,611
Note payable	––	370,086
Total current liabilities	438,804	745,234

Total liabilities	438,804	745,234

Stockholders' deficit
Preferred stock, Class A, $.001 par value; 1,000,000 shares
authorized, 110,865 and 118,630 issued and outstanding, respectively	111	119
Preferred stock, Class B, $.001 par value; 1,000,000 shares
authorized, issued and outstanding	1,000	1,000
Common stock, $.001 par value, 70,000,000 shares authorized,
29,343,362 and 22,487,320 shares issued and outstanding, respectively	29,343	22,487
Additional paid-in capital	27,928,303	20,529,198
Accumulated deficit	(25,832,489)	(18,290,280)
Total stockholders' deficit	2,126,268	2,262,524

Total liabilities and stockholders' deficit	$2,565,072	$3,007,758

See the accompanying notes to the consolidated financial statements

Medical Connections Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2008 and 2007

	2008	2007
Revenue	$7,066,990	$4,829,285

Direct costs of revenue	4,257,929	3,046,874
Sales and marketing expenses	636,851	457,079
Recruiting - salaries and costs	2,782,672	1,861,773
Professional and consulting fees	2,735,360	2,277,931
General and administration expenses	3,793,578	2,909,642

Total operating expenses	14,206,390	10,553,299

Loss from operations	(7,139,400)	(5,724,014)

Other (Income) Expenses
(Gain) loss on revaluation of derivatives	––	(121,339)
Interest expense	13,898	932,645
Interest income	(20,371)	(27,237)
Other	409,283	––

Total other expenses, net	402,810	784,069

Loss before income taxes	(7,542,210)	(6,508,083)

Income taxes	––	––

Net (loss)	$(7,542,210)	$(6,508,083)

Net loss per common share - basic and fully diluted:	$(0.28)	$(0.57)

Weighted average common shares outstanding -
basic and fully diluted	26,512,963	11,449,205

See the accompanying notes to the consolidated financial statements

Medical Connections Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2008 and 2007

	Preferred Stock "A"		Preferred Stock "B"		Common Stock		Paid - In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Totals
Balance January 1, 2007	532,680	$533	1,000,000	$1,000	2,542,363	$2,542	$10,811,254	$(11,782,197)	$(966,868)

Common stock issued
for cash					4,746,075	4,746	3,308,847		3,313,593

Warrants issued							1,587,832		1,587,832

Common stock issued
for Preferred Stock "A"	(414,050)	(414)			7,866,950	7,867	(7,453)		––

Common stock issued
for convertible
debt					5,181,932	5,182	4,028,738		4,033,920

Warrants issued in
association with
convertible debt							82,203		82,203

Common stock issued
for compensation					2,150,000	2,150	717,777		719,927

Net loss for the year								(6,508,083)	(6,508,083)

Balance December 31, 2007	118,630	119	1,000,000	1,000	22,487,320	22,487	20,529,198	(18,290,280)	2,262,524

Common stock issued
for cash					6,108,507	6,109	6,794,407		6,800,516

Warrants issued							467,438		467,438

Common stock issued
for Preferred Stock "A"	(7,765)	(8)			147,535	148	(140)		––

Common stock issued
for compensation					600,000	600	137,400		138,000

Net loss for the year								(7,542,210)	(7,542,210)

Balance December 31, 2008	110,865	$111	1,000,000	$1,000	29,343,362	$29,344	$27,928,303	$(25,832,490)	$2,126,268

See the accompanying notes to the consolidated financial statements

Medical Connections Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2008 and 2007

	2008	2007
Cash flow from operating activities
Net loss	$(7,542,210)	$(6,508,083)

Adjustments to reconcile net loss to net cash
(used in) operating activities
Amortization of debt discount	––	536,029
Increase in fair value derivative	––	(121,339)
Depreciation	63,393	49,051
Common stock issued for compensation	138,000	719,927
Decrease in fair value of asset held for investment	247,432	––
CHANGES IN ASSETS AND LIABILITIES
(Increase) decrease in accounts receivable	(220,415)	(559,029)
Security Deposit	(200,000)
Decrease in prepaid expenses	(137,503)	(37,806)
Increase (decrease) in accounts payable and accrued expenses	63,656	187,016

Net cash used in operating activities	(7,587,647)	(5,734,234)

Cash flow from investing activities
Acquisition of property and equipment	(31,107)	(100,606)
Net cash (used in) investing activities	(31,107)	(100,606)

Cash flow from financing activities
Proceeds from issuance of common stock and warrants	7,267,954	4,901,425
Decrease in line of credit	––	(47,810)
Payment on promissory note	––	(40,000)
Proceeds from issuance of convertible debentures	––	2,334,283
Proceeds from loan payable		370,086
Payment on loan payable	(370,086)	(459,452)

Net cash provided by financing activities	6,897,868	7,058,532

Net increase (decrease) in cash and cash equivalents	(720,886)	1,223,692

Cash and cash equivalents at beginning of year	1,319,944	96,252

Cash and cash equivalents at end of year	$599,058	$1,319,944

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$13,898	$932,645
Taxes	$––	$––

See the accompanying notes to the consolidated financial statements

Medical Connections Holding, Inc and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Medical Connections Holdings, Inc., and subsidiaries, (the "Company") is an employment and executive search firm that provides recruiting services to its clients within the healthcare and medical industries throughout the United States. The Company was formed in Florida for the purpose of specializing in the recruitment and placement of healthcare professionals in a variety of employment settings.

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

The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.

ALLOWANCE FOR DOUBTFUL ACCOUNTS / SALES ALLOWANCE

Accounts are written off when management determines that an account is uncollectible Recoveries of accounts previously written off are recorded when received. Estimated allowances for doubtful accounts ($50,000) are determined to reduce the Company's receivables to their carrying value, which approximates fair value. Such allowances include a sales allowance ($60,000) for that portion of permanent placement revenue that may falloff after a reasonable period of time.  Allowances are estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Historically, the Company has not incurred any significant credit related losses.

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

Medical Connections Holding, Inc and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives. When equipment is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations.

ADVERTISING

The Company's policy is to expense the costs of advertising and marketing as they are incurred. Advertising expense for the years ended December 31, 2008 and 2007 was $636,851 and $457,079 respectively.

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

EARNINGS (LOSS) PER SHARE OF COMMON STOCK

Income (Loss) per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the loss of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended December 31, 2008 and 2007.

Medical Connections Holding, Inc and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

The Company records its transactions under the accrual method of accounting whereby income recognized when the services are   rendered and collection is reasonably assured. The Company recognizes revenue from permanent placement services when invoiced which is typically within 30 -45 days from the date the candidate has agreed to commence employment. Invoices for these services are rendered after a candidate has been selected, the candidate has accepted the position, and the contracting employer has offered and accepted the terms of the candidate’s employment. Adjustments to the fee for these services occur if the candidate’s performance is not satisfactory or if the candidate does not commence work requiring the company to find a replacement candidate. Contract appointments includes contracts for what is commonly known as “travel positions,” which are for allied health professionals, nurses or physicians who are willing to take temporary assignments outside their home region. Under this arrangement, we are the employer of record for the healthcare professional. The healthcare facility remits a fee to us that include all employment overhead, as well as a surcharge for the service. The revenue from this activity is earned from the commission and surcharge for the service which is billed and recognized off of weekly time cards.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount reported in the balance sheets for cash and cash equivalents, loans payable, line of credit, convertible debentures, promissory note, mortgage payable, and liability for stock to be issued approximate fair value because of the immediate or short-term maturity of these financial instruments.

RECLASSIFICATIONS

Certain amounts at the December 31, 2007 were reclassified to conform to the 2008 presentation. These reclassifications had no effect on net loss for the periods presented.

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”).  The purpose of FSP FAS 157-3 was to clarify the application of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), for a market that is not active.  It also allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  FSP FAS 157-3 did not change the objective of SFAS 157 which is the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  Our adoption of FSP FAS 157-3 for the year ended December 31, 2008 did not have a material effect on our financial position, results of operations, cash flows or disclosures.

Medical Connections Holding, Inc and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008

NOTE 3- PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at December 31, 2008 and 2007:

	2008	2007
Leasehold Improvements	$74,512	$54,512
Office Furniture	109,912	107,995
Office Equipment	142,483	133,293
Total	326,907	295,800
Less: Accumulated Depreciation	(183,06)	(119,67)
	$$143,843	$$176,129

Depreciation expense for the years ended December 31, 2008 and 2007 was $63,393 and $49,051 respectively.

NOTE 4 - NOTE PAYABLE

The Company had entered into an agreement in 2005 to sell selective accounts receivable invoices. The Company would receive 90% of the invoice value at the time of sale and be subject to a discount rate of 1.50%, of the net amount if the invoice sold was paid within 40 days and with an additional discount of 0.50% for each additional 15 days an invoice remains unpaid. If the invoice remained unpaid after 90 days the Company would have been charged back for the unpaid amount, then the Company would begin collection procedures. The Company has cancelled its agreement to sell selective accounts receivable invoices. During the third quarter of 2008 the Company determined to discontinue its activity under this agreement to sell selective accounts receivable invoices and pay down the note payable, with no material affect or costs to the Company.

At December 31, 2007 there was $370,086 as note payable.

NOTE 5- CONVERTIBLE DEBENTURES

The Convertible debentures had interest at rates ranging from 6% to 8% and were due on various dates during 2006 unless converted into common stock, at the option of the Company. In accordance with Statement of Financial Accounting Standards No. 133, ‘Accounting for Derivative Instruments and Hedging Activities’, (“FASB 133”), we determined that the conversion feature of the convertible debentures met the criteria of an embedded derivative and therefore the conversion feature of the debt needed to be bifurcated and accounted for as a derivative. Due to the reset provisions of the convertible debentures, the debt did not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon the conversion of the debt was not fixed. Therefore, the conversion feature fails to qualify for equity classification under EITF 00-19, and must be accounted for as a derivative liability.

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

Medical Connections Holding, Inc and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008

NOTE 6 - STOCKHOLDERS' EQUITY

PREFERRED STOCK - A

 As of December 31, 2008, the Company has 1,000,000 shares of Preferred Stock A authorized at $0.001 par value and 110,865 issued and outstanding. Each holder of the Series A Preferred Stock may convert each share of Preferred Stock into nineteen (19) shares (the “Conversion Ratio”) of the Company’s Common Stock. The Conversion Ratio is subject to adjustment in the event of any recapitalization or reorganization.  The Holders of the Series A Preferred Stock will be required to tender the Series A Preferred Stock Certificate to the Company for redemption prior to issuance of any shares of Common Stock.

PREFERRED STOCK - B

As of December 31, 2008, the Company has 1,000,000 shares of Preferred Stock B authorized at $0.001 par value and 1,000,000 issued and outstanding.

COMMON STOCK

On March 31, 2008 we amended our articles of incorporation, authorizing us to issue up to 70,000,000 shares of common stock at a par value of $0.001 per share. As of December 31, 2008, the Company has 70,000,000 shares of common stock authorized at $0.001 par value and 29,343,362 issued and outstanding.

During 2008 the Company issued 600,000 shares of Common Stock to non-employees for services rendered, at $ 0.23 per share fair market value, for a total cost of $ 138,000. The Company relied upon the exemption from registration contained in Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the Company.

During 2008 the Company converted 7,765 shares of its preferred stock into 147,535 shares of its common stock per the Preferred Stock Agreement. The Company relied upon the exemption from registration contained in Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the Company.

During 2008 the Company issued 6,108,507 shares of its common stock and 8,949,600 warrants to purchase an equal number of shares of common stock, exercisable at $0.00 per share, for total net proceeds of $7,267,954. The Company relied upon the exemption from registration contained in Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the Company

During 2007 we issued 2,150,000 shares of our Common Stock for services rendered, at fair market value, for a total cost of $719,927. The Company relied upon the exemption from registration contained in Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the Company.

During 2007 the Company converted 414,050 shares of its preferred stock into 7,866,950 shares of its common stock per the Preferred Stock Agreement. The Company relied upon the exemption from registration contained in Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the Company.

During 2007 the Company issued 4,746,075 shares of its common stock and 8,949,600 warrants to purchase an equal number of shares of common stock, exercisable at $0.00 per share, for total net proceeds of $4,901,425. The Company relied upon the exemption from registration contained in Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the Company.

Medical Connections Holding, Inc and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008

NOTE 7 - STOCK OPTIONS AND WARRANTS

A total of 200,000 stock options were granted to an employee during the year ended December 31, 2008. No options vested in the year ended December 31, 2008.

At December 31, 2008, the Company had one stock based compensation plan, which is described below. The Company accounts for the fair value of its grants under this plan in accordance with FASB 123R and FASB 148. The compensation cost that has been charged against income for this plan is $15,000 for the year ended December 31, 2008.

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

A summary of the status of the Company's stock option plans as of December 31, 2008 is presented below:

Stock options activity for the year ended December 31, 2008:

	Options	Price
Options outstanding January 1, 2008	$––	$––
Options granted	200,000	2.45
Options outstanding December 31, 2008	$200,000	$2.45

Stock options outstanding and exercisable at December 31, 2008 are as follows:

		Options Outstanding
Range of Exercise Price	Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life
$2.45	200,000	$2.45	10.00
	2008	$1.50	2010

Warrant Grants

In connection with various financings that we have secured, we have outstanding warrants to purchase a total of 17,160,159 shares of our common stock.

No. of Warrants	Grant Date	Exercise Price	Expiration Date
13,606,800		$1.00	2009
3,553,359	2008	$1.50	2010

Medical Connections Holding, Inc and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008

NOTE 8 - PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method. At December 31, 2008 and 2007 deferred tax assets consist of the following:

	2008		2007
Deferred tax asset		$6,475,000	$4,200,000
Less: valuation allowance		(6,475,000)	(4,200,000)
Net deferred tax assets	$		$0

As of December 31, 2008, the Company had accumulated deficits approximating $18,500,000 available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in the future period.

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

The following is a schedule, by years, of future minimum rental  payments required under this operating lease that have initial or  remaining non-cancelable lease terms in excess of one year as of  December 31, 2008;

For the periods ended December 31,	Amount Estimated
2009	$165,595
2010	42,264
Total minimum payments required	$207,859

In June 2008, the Company entered into a seven-year operating lease for new and larger office space.  The lease required a $200,000 security deposit with an occupancy date scheduled after January 2009. The security deposit acts as guarantee for performance under the terms of the lease. Assuming no defaults, the security deposit of $200,000 shall be reduced by $50,000 after expiration of each of the third, fourth, and fifth lease year, with $50,000 remaining as security until lease termination. Under the new lease the monthly payments will begin at be $26,078 and will increase by 3% each year. The Company is required to pay property taxes, utilities, insurance and other costs relating to the leased facilities

NOTE 10 – CONCENTRATIONS OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risks, consist primarily of trade receivables. The Company has attempted to minimize this risk by monitoring customers’ credit and payment activities.

During the year ended December 31, 2008, the Company maintained accounts with a single financial institution. At times during the year, balances in these accounts exceeded the amount insured by the FDIC. Based on the Company’s bank statement balances at December 31, 2008 and 2007, the Company’s balances in excess of FDIC insurance limits were $623,185 and $1,392,561, respectively. In order to minimize its exposure, the Company conducts its business with one of the largest and well-capitalized banks in the United States.

During the years ended December 31, 2008 and 2007, no single customer comprised a significant portion of revenue.

Medical Connections Holding, Inc and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008

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

The Company has issued stock to continue to fund company operations.

NOTE 12 - CONTINGENCIES

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

NOTE 13 – SUBSEQUENT EVENTS

The Company has entered into an agreement to sell its Investment – N. Carolina House for $400,000. The transaction is scheduled to close in May 2009. The agreement is an accommodation to the Company with a less than 5% shareholder. The Investment – N. Carolina House was recently appraised for $740,000. In the event that the contract does not close by March 1, 2009 the Company will be obligated to issue the buyer 400,000 shares of restricted common stock. The buyer has agreed to an extension while the Company works on closing the transaction.

The Company has issued an additional 387,290 shares of common stock subsequent to December 31, 2008.

Subsequent to December 31, 2008 the Company has entered into a letter of intent to purchase a locum tenens company in Oklahoma.