Form 10-Q
period 2009-06-30
MEDICAL CONNECTIONS HOLDINGS, INC.
filed 2009-08-13
CIK 1140303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 333-72376

———————

MEDICAL CONNECTIONS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

———————

Florida	65-0920373
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 Glades Road Suite 202 E Boca Raton, Florida	33431
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:    (561) 353-1110

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

37,622,831 shares of Common Stock, $.001 par value as of August 4, 2009

INDEX

PART I. – FINANCIAL INFORMATION

Item 1.       Financial Statements

1

Condensed Consolidated Balance Sheets June 30, 2009 (Unaudited) And
December 31, 2008

1

Condensed Consolidated Statements Of Operations For The Three Months
Ended June 30, 2009 And 2008 (Unaudited)

2

Condensed Consolidated Statements Of Operations For The Six Months
Ended June 30, 2009 And 2008 (Unaudited)

3

Condensed Consolidated Statements Of Cash Flows For The Six Months
Ended June 30, 2009 And 2008 (Unaudited)

4

Notes to Condensed Consolidated Financial Statements as of June 30, 2009 (Unaudited)

5

Item 2.       Management’s Discussion and Analysis of Finanical Condition and Results of Operations

9

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

12

Item 4.       Controls and Procedures

12

Item 4t.      Controls and Procedures

12

PART II. – OTHER INFORMATION

Item 1.       Legal Proceedings.

13

Item 1a.     Risk Factors.

13

Item 2.       Unregistered Sales of Equity Securities

13

Item 3.       Defaults upon Senior Securities

13

Item 4.       Submission of Matters to a Vote of Security Holders

13

Item 5.       Other Information

14

Item 6.       Exhibits

14

Signatures

15

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

	June 30,	December 31,
	2009	2008
ASSETS

Cash	$787,391	$599,058
Accounts receivable, net	797,180	1,018,322
Prepaid expenses	146,734	175,309
Total current assets	1,731,305	1,792,689

Property and equipment	382,703	326,907
Less: accumulated depreciation	225,402	183,064
	157,301	143,843

Other assets
Security deposit	206,642	228,540
Intangible asset, net of amortization of $7,500	263,981	––
Investment - N. Carolina house	––	400,000
	470,623	628,540

Total assets	$2,359,229	$2,565,072

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$139,972	$357,265
Accrued expenses	105,695	81,539
Total current liabilities	245,667	438,804

Total liabilities	245,667	438,804

Stockholders' equity
Preferred stock, Class A, $.001 par value; 1,000,000 shares authorized, 105,788 and 110,865 issued and outstanding, respectively	106	111
Preferred stock, Class B, $.001 par value; 1,000,000 shares authorized, issued and outstanding	1,000	1,000
Common stock, $.001 par value, 70,000,000 shares authorized, 36,500,226 and 29,343,362 shares issued and outstanding, respectively	36,500	29,343
Additional paid-in capital	31,125,138	27,928,303
Accumulated deficit	(29,049,182)	(25,832,489)
Total stockholders' equity	2,113,562	2,126,268

Total liabilities and stockholders' equity	$2,359,229	$2,565,072

See the accompanying notes to the condensed consolidated financial statements

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

	Three Months Ended
	June 30,
	2009	2008
Revenue	$1,555,315	$1,824,074

Direct costs of revenue	1,160,906	1,038,120
Sales and marketing expenses	99,826	154,066
Recruiting - salaries and costs	514,535	639,618
Professional and consulting fees	588,914	706,581
General and administration expenses	864,088	1,030,776

Total operating expenses	3,228,269	3,569,161

	(1,672,954)	(1,745,087)

Interest expense	16	976
Interest income	(34)	(2,640)
Other	63,566	––

Total other expenses, net	63,548	(1,664)

Loss before income taxes	(1,736,503)	(1,743,423)

Income taxes	––	––

Net (loss)	$(1,736,503)	$(1,743,423)

Net loss per common share - basic and fully diluted	$(0.05)	$(0.07)

Weighted average common shares outstanding - basic and fully diluted	33,273,026	25,652,455

See the accompanying notes to the condensed consolidated financial statements

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

	Six Months Ended
	June 30,
	2009	2008
Revenue	$3,084,963	$3,490,409

Direct costs of revenue	2,263,012	2,001,566
Sales and marketing expenses	210,731	352,227
Recruiting - salaries and costs	1,141,233	1,295,108
Professional and consulting fees	893,623	1,594,667
General and administration expenses	1,690,445	1,850,982

Total operating expenses	6,199,044	7,094,550

	(3,114,081)	(3,604,141)

Interest expense	61	13,898
Interest income	(142)	(13,735)
Other	102,831	––

Total other expenses, net	102,750	163

Loss before income taxes	(3,216,831)	(3,604,304)

Income taxes	––	––

Net (loss)	$(3,216,831)	$(3,604,304)

Net loss per common share - basic and fully diluted	$(0.10)	$(0.15)

Weighted average common shares outstanding - basic and fully diluted	31,568,065	24,589,217

See the accompanying notes to the condensed consolidated financial statements

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

	2009	2008
Cash flow from operating activities
Net loss	$(3,216,831)	$(3,604,304)

Adjustments to reconcile net loss to net cash
Depreciation and amortization	49,838	29,322
Common stock issued for compensation	115,000	––
Common stock issued for intangible asset	(271,481)	––
Decrease in fair value of asset held for investment	––	37,432
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable	221,142	(219,102)
Security deposit	21,898	(200,000)
Prepaid expenses	28,575	(219)
Accounts payable and accrued expenses	(193,001)	(211,874)

Net cash used in operating activities	(3,244,860)	(4,168,745)

Cash flow from investing activities
Acquisition of property and equipment	(55,796)	(11,107)
Proceeds from sale of investment property	400,000	––
Net cash used in investing activities	344,204	(11,107)

Cash flow from financing activities
Proceeds from issuance of common stock and warrants	3,088,989	5,330,923
Payment on loan payable	––	(330,558)

Net cash provided by financing activities	3,088,989	5,000,365

Net increase in cash and cash equivalents	188,333	820,513

Cash and cash equivalents at beginning of period	599,058	1,319,944

Cash and cash equivalents at end of period	$787,391	$2,140,460

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$61	$13,898
Taxes	$––	$––

See the accompanying notes to the condensed consolidated financial statements

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2009

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

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

In our opinion, the accompanying condensed consolidated balance sheets and related interim statements of condensed consolidated operations and cash flows include the adjustments (consisting of normal and recurring items) necessary for their fair presentation in conformity with United States generally accepted accounting principles ("GAAP") and represent our accounts after the elimination of inter-company transactions. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2008 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Medical Connections Holdings, Inc., and its wholly-owned subsidiaries. All material inter-company transactions and balances have been eliminated in consolidation.

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

INTANGIBLE ASSETS

As of May 25, 2009, as part of the acquisition of Medical Staffing Direct, the Company allocated the purchase price paid for the assets of Medical Staffing Direct to the fair value of the assets purchased. The purchased intangible asset, an investor list, was recorded at acquisition cost, to be amortized on a straight-line basis over the estimated useful life of 3.0 years.

RECLASSIFICATIONS

Certain 2008 amounts were reclassified to conform to the 2009 presentation. These reclassifications had no effect on net loss for the periods presented.

ADVERTISING

The Company's policy is to expense the costs of advertising and marketing as they are incurred. Advertising expense for the six months ended June 30, 2009 and 2008 was $210,731 and $352,227, respectively.

INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting of income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB 25. SFAS No. 123R eliminates the use of the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance date to adopt SFAS 123R, effective January 1, 2006. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method or a "modified retrospective" method. Under the "modified prospective" method compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and, based on the requirements of SFAS No. 123R, for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method the requirements are the same as under the "modified prospective" method, except that entities also are allowed to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The Company has adopted SFAS No. 123R.

COMMON STOCK ISSUED FOR OTHER THAN CASH

Services purchased and other transactions settled in the Company's common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

INCOME (LOSS) PER SHARE OF COMMON STOCK

Income (Loss) per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the loss of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the three and six months ended June 30, 2009 and 2008.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount reported in the balance sheets for cash and cash equivalents, loans payable, lines of credit, convertible debentures and promissory notes approximate fair value because of the immediate or short-term maturity of these financial instruments.

NOTE 3 – STOCKHOLDERS' EQUITY

PREFERRED STOCK - A

As of June 30, 2009, the Company has 1,000,000 shares of Preferred Stock A authorized at $0.001 par value and 105,788 were issued and outstanding.  Each holder of the Series A Preferred Stock may convert each share of Preferred Stock into nineteen (19) shares (the “Conversion Ratio”) of the Company’s Common Stock at any time. The Conversion Ratio is subject to adjustment in the event of any recapitalization or reorganization. The Holders of the Series A Preferred Stock are required to tender the Series A Preferred Stock Certificate to the Company for redemption prior to issuance of any shares of Common Stock. Until such shares of Series A Preferred Shares are exchanged for the Company’s Common Shares, each holder of a Series A Preferred Share shall be entitled to one vote per share on all matters which are brought to a vote of the holders of our Common Stock. Holders of the Series A Preferred Stock have no other rights or preferences. As of June 30, 2009, a total of 426,892 shares of Series A Preferred Stock have been converted into 8,110,948 shares of our Common Stock. There were 5,077 shares of Series A Preferred Stock converted into 96,463 shares of Common Stock during the six months ended June 30, 2009.

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2009

NOTE 3 – STOCKHOLDERS' EQUITY (CONTINUED)

PREFERRED STOCK - B

As of June 30, 2009, the Company has 1,000,000 shares of Preferred Stock B authorized at $0.001 par value and 1,000,000 issued and outstanding. Holders of the Series B Preferred Shares shall be entitled to ten votes per share for each Series B Preferred Share beneficially owned on all matters brought to a vote of the holders of the Common Stock.

COMMON STOCK

As of June 30, 2009, the Company has 70,000,000 shares of Common Stock authorized at $0.001 par value and 36,500,226 issued and outstanding. For the six months ended June 30, 2009, sales of 4,593,876 unregistered shares of Common Stock were made to accredited shareholders for $2,625,006.  In connection with the acquisition of Medical Staffing Direct the Company issued 1,180,354 units consisting of 1,180,354 shares of common stock and 2,360,708 warrants to purchase an additional share of common stock at $0.75 per share.

For the six months ended June 30, 2009, the Company issued 238,854 warrants to purchase one share of Common Stock at $1.00 per share. The warrants, which expire two years after issuance, have no value based on computations using the Black-Scholes valuation model. The following assumptions were used in the model to determine the fair value of the warrants:

•

a term of 2 years, risk-free rate of 3.00%, average volatility of 45%, and dividend yield of zero.

NOTE 4 – STOCK OPTIONS AND WARRANTS

No stock options were issued or vested in the six months ending June 30, 2009. At June 30, 2009, the Company had one stock based compensation plan, which is described below. The Company accounts for the fair value of its grants under this plan in accordance with FASB 123R and FASB 148. Under the 2006 Stock Incentive and Compensation Plan, the Company may grant options to its employees. Under this plan, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. The options that were granted vest in one third increments commencing one year from the grant date with subsequent vesting at the second and third anniversary of the options grant date. The fair value of each option grant is estimated on the date of the grant using the prospective method of transition as prescribed by FASB Statement No. 148.

A summary of the status of the Company's stock option plans as of June 30, 2009 is presented below:

Stock options activity for the six months ended June 30, 2009:

	Options	Price
Options outstanding January 1, 2009	200,000	$2.45
Options granted	––	––
Options retired	(200,000)	$2.45

Options outstanding June 30, 2009	––	$––

There were no stock options outstanding and exercisable at June 30, 2009.

Warrant Grants

In connection with various financings that we have secured, we have outstanding warrants to purchase a total of 19,623,887 shares of our common stock.

No. of Warrants	Grant Date	Exercise Price	Expiration Date
13,606,800	2007	$1.00	2009
3,553,359	2008	$1.50	2010
232,854	2009	$1.00	2011
2,360,708	2009	$0.75	2011

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2009

NOTE 5 – ACQUISITION

On May 25, 2009, the Company closed an asset purchase agreement with Medical Staffing Direct (MSD), formerly a Florida based staffing company. MSD previously operated as a provider of per-diem nurse staffing for large national hospital clients. MSD’s core business was conducted in the Florida and New York markets. The assets purchased include an investor list, accounts receivable, hospital contracts and industry relationships, which include several key MSD directors that will assist Medical Connections in future relationships with national clients. The Company issued 1,180,354 units consisting of one share of common stock and two warrants to purchase an additional share of common stock at $0.75 per share. The units were valued at $271,481, the fair market value of the shares and warrants on the date of acquisition. This amount was assigned to the purchased assets that had value, which was the investor list. The investor list was recorded at acquisition cost, to be amortized on a straight-line basis over the estimated useful life of 3.0 years. Amortization expense of $7,500 is included in general and administrative expense in the statement of operations for the three and six months ended June 30, 2009.

NOTE 6 – PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method. At June 30, 2009 deferred tax assets consist of the following:

2009
Deferred tax asset	$7,140,000
Less: valuation allowance	(7,140,000)
Net deferred tax assets	$––

As of June 30, 2009, the Company had accumulated deficits approximating $20,400,000 available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in the future period.

NOTE 7 – GOING CONCERN

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

•

Contract Appointments: This represents temporary hires (typically, 13 week contracts) made by healthcare facilities to economically cover short staffing during periods of high-seasonal activity, vacations, leave of absences, etc. This also includes contracts for what is commonly known as “travel positions,” which are for allied health professionals, nurses or physicians who are willing to take temporary assignments outside their home region. Under this arrangement, we are the employer of record for the healthcare professional. The healthcare facility remits a fee to us that include all employment overhead, as well as a surcharge for the service. The revenue from this activity comes from the commission and surcharge for the service.

•

Temporary to Permanent Model – Choices Program: This program is a shorter version of the contract appointments, which provides permanent placement hires with greater flexibility.

Potential Acquisitions: We may expand our operations through the acquisition of other medical staffing or placement agencies  Acquisitions would enable us to increase revenue and to integrate the acquired company’s operations into our existing business. If successful, we will be able to extend our market presence.

Target Market

•

The target market for Medical Connections is the vast array of not-for-profit and for-profit organizations, companies and healthcare institutions, as well as all medical research facilities in the United States. Other recruiting companies or individual recruiters are also an alternative market for our programs, such as split-fee agreements and franchise development.

•

Companies which are hired by the hospitals to outsource their human resource departments are a natural market for our services, and at this point represent a significant portion of the client base for placements.

•

Smaller medical recruiting companies and individual recruiters to offer them cost-effective technological solutions for their businesses, as well as split-fee arrangements.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenue for the period was $1,555,315, a decrease of $268,759, or 14.7%, when compared to the $1,824,074 in revenue for the same period one year ago. The two main components of revenue are permanent placement hires, including temporary to permanent, and contract appointments. Revenue from permanent placement decreased to $225,168, or 54.8%, from the $497,727 for the second quarter 2008. The decrease in second quarter 2009 permanent placement revenue was due to the overall decline in the economy and resultant decline in nursing employment opportunities.

The revenue from contract appointments increased to $1,330,149, or 0.3%, from the $1,326,347 in revenue one year ago. This slight increase was the result of continued expansion in the employment of temporary hires (typically, 13 week contracts) in the allied healthcare field which is typical in times of an economic downturn as employers are reluctant to hire permanent workers.

The cost of sales for contract appointments also increased 11.8% from $1,038,120 in 2008 to $1,160,906 in 2009. These costs represent personnel salaries, including benefits, temporary housing and travel costs. The gross profit from contract appointments decreased from $288,227, (21.7% of revenue) in 2008 to $172,793 (13.0% of revenue) in 2009 due to a larger percentage of revenue being derived from lower margin third-party billings during the second quarter 2009.

Sales and marketing expenses were $99,826 in 2009, a decrease of $54,240 or 35.2%, from $154,066 in 2008. The decrease is due to ongoing reductions of expenses for web pages, job posting boards, and display ads in trade journals.

Recruiting salaries and costs decreased $125,083, or 19.6%, to $514,535 in 2009, primarily due to the decline in permanent placement revenue and adjustments made to recruiter commission compensation and staffing levels.

Professional and consulting fees decreased $117,667, or 16.6%, to $588,914 compared to 2008 as the Company relied less on services from outside companies and individuals.

General and administrative expenses decreased $166,688, or 16.9%, to $864,088 in 2009 from $1,030,776 in 2008. The decrease is a reflection of the ongoing efforts by the Company to reduce overhead.

Other expenses (income) for the three months ended June 30, 2009 and 2008 were $63,548 and $(1,664), respectively. The Company incurred $92,000 of additional costs associated with its former investment property during the three months ended June 30, 2009.

Net losses for the second quarter ended June 30, 2009 and June 30, 2008 were $1,736,503 and $1,743,423, respectively.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenue for the period was $3,084,963, a decrease of $392,001 or 11.3%, when compared to the $3,490,409 in revenue for the same period one year ago. The two main components of revenue are permanent placement hires, including temporary to permanent, and contract appointments. Revenue from permanent placement decreased to $534,974, or 48.2%, from the $1,031,957 for the six months ended June 30, 2008. The decrease in the permanent placement revenue was due to the overall decline in the economy and resultant decline in nursing employment opportunities.

The revenue from contract appointments was basically flat to $2,549,989 from the $2,458,452 in revenue one year ago. This was the result of continued expansion in the employment of temporary hires (typically, 13 week contracts) in the allied healthcare field which is typical in times of an economic downturn as employers are reluctant to hire permanent workers versus the decline in employment in other contract fields, such as nursing.

The cost of sales for contract appointments revenue also increased 12.5% from $2,001,566 in 2008 to $2,263,012 in 2009. These costs represent personnel salaries, including benefits, temporary housing and travel costs. The gross profit from contract appointments decreased from $456,886, (18.6% of revenue) in 2008 to $301,225 (11.8% of revenue) in 2009 due to a larger percentage of revenue being derived from lower margin third-party billings during the first six months of 2009.

Sales and marketing expenses were $210,731 in 2009, a decrease of $141,496 or 40.2%, from $352,227 in 2008. The decrease is due to a reduction of expenses for web pages, job posting boards, and display ads in trade journals.

Recruiting salaries and costs decreased $153,875, or 11.9%, to $1,141,233 in 2009, primarily due to the decline in permanent placement revenue and adjustments to commission compensation and staffing levels.

Professional and consulting fees decreased $701,044, or 44.0%, to $893,623 compared to 2008 as the Company relied less on consulting services from outside companies and individuals.

General and administrative expenses decreased $160,537 or 9.1%, to $1,690,445 in 2009 from $1,850,982 in 2008. The decrease is a reflection of the ongoing efforts by the Company to reduce overhead.

Other Expenses for the six months ended June 30, 2009 and 2008 were $102.750 and $163, respectively. The Company incurred $92,000 of additional costs associated with its former investment property during the six months ended June 30, 2009.

Net losses for the six months ended June 30, 2009 and June 30, 2008 were $3,216,831 and $3,604,304, respectively.

Liquidity and Capital Resources

Due to the operating losses and deficits, our independent auditors in their audit opinion have raised doubts about our ability to continue as a going concern. Despite these historical losses, management believes that it will be able to satisfy ongoing operating expenses. Management has done so to date by raising capital through the sale of the Company’s Common Stock. It will continue to do so, and/or seek third party financing, until such time as revenues from operations satisfy operating expenses. There can be no assurance that a market for its stock or third party financing will be available, or if available, will be offered on terms that will not adversely impact our shareholders.

As of June 30, 2009, total current assets were $1,731,305 as compared to $1,792,689 on December 31, 2008. The change in total current assets is primarily attributable to an increase in cash of $188,333 to $787,391 compared to the December 31, 2008 balance of $599,058 and a decrease in accounts receivable of $221,142 to $797,180. The reduction in accounts receivable is primarily attributable to the decrease in revenue year-to-date. Also, total current liabilities decreased $193,137 to $245,667 when compared to the $438,804 balance as of December 31, 2008. The change is largely due to a reduction in accounts payable of $217,293 and the proceeds from the sale of the investment property of $400,000.

All other assets which we have categorized as property and equipment are office furniture, equipment and software directly related to the operations of Medical Connections, Inc.

For the six month period ended June 30, 2009, sales of 4,593,876 unregistered shares of common stock were made to accredited shareholders for $2,625,006 in new capital.

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

Income (Loss) per share: basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the loss of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the three and six months ended June 30, 2009 and 2008.

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

Controls and Procedures

The information required by Item 4t is contained in Item 4.

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings.

None

Item 1a.

Risk Factors.

There has been no material changes in the risk factors associated with the Company’s operations since the filing of the Company’s Form 10-K which was filed with the Securities and Exchange Commission on March 31, 2009.

Item 2.

Unregistered Sales of Equity Securities

During the period ended June 30, 2009, sales of 3,589,213 unregistered shares of Common Stock were made to accredited shareholders for $1,834,533. There were conversions of 4,939 shares of Series A Preferred Stock to 93,841 shares of Common Stock during the period. There were also 1,180,354 shares of Common Stock issued to complete the acquisition for the assets of Medical Staffing Direct. The Company relied upon the exemption from registration contained in Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the Company.

We issued 103,020 warrants to accredited shareholders to purchase one share of Common Stock at $1.00 per share and 2,360,708 warrants at $0.75 per share to complete the acquisition of the assets of Medical Staffing Direct. The Company relied upon the exemption from registration contained in Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the Company.

We issued 500,000 shares of our Common Stock to non-employees for services rendered, at $0.23 per share fair market value, for a total cost of $115,000. The Company relied upon the exemption from registration contained in Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the Company.

We issued 400,000 shares of our Common Stock to a non-employee to comply with the terms of the Sales Agreement regarding the sale of the North Carolina property, at $0.23 per share fair market value, for a total cost of $92,000. The Company relied upon the exemption from registration contained in Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the Company.

We issued 500,000 shares of out Common Stock to an employee for services rendered, at $0.23 per share fair market value, for a total cost of $115,000. The Company relied upon the exemption from registration contained in Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the Company.

The securities issued in the foregoing transactions were made pursuant to exemptions from registration pursuant to either Section 4(2) or Rule 506 of Regulation D of the Securities Act.

•

we gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

•

at a reasonable time prior to the conversion of the preferred shares, we advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2; and

•

neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising;

Item 3.

Defaults upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

  None

Item 5.

Other Information

During the period, the compensation of the Chief Financial Officer was changed to an annual salary of $218,400. Additional compensation of 500,000 shares of Common Stock was also granted.

Item 6.

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

3.4

Articles of Share Exchange of Webb Mortgage Depot, Inc. with Webb Mortgage Services Corporation and Webb Mortgage Corp. filed with the Florida Secretary of State on March 13, 2000 (incorporated by reference to Exhibit 3.4 of our registration statement on Form SB-2 filed with the SEC on October 29, 2001.)

3.5	Bylaws (incorporated by reference to Exhibit 3.5 of our registration statement on Form SB-2 filed with the SEC on October 29, 2001).
3.6	Amendment to the Articles of Incorporation filed with the Florida Secretary of State (incorporated by reference to Form 8-K filed on December 29, 2005.)
3.7	Amendment to the Articles of Incorporation filed with the Florida Secretary of State on March 31, 2008 (incorporated by reference to Form 10-KSB previously filed with the SEC on April 15, 2008.)
3.8	Code of Ethics (incorporated by reference to Form 10-KSB previously filed with the SEC on April 15, 2008.)
4.1	Form of Convertible Debenture (incorporated by reference to Form 10-KSB previously filed with the SEC on April 15, 2008.)
4.2	Form of Warrant (incorporated by reference to Form 10-KSB previously filed with the SEC on April 15, 2008.)
10.1

Share for Share Exchange Agreement between the Company and Medical Connections, Inc. filed as an exhibit on Schedule A to the Company’s Definitive Proxy statement filed with the Securities and Exchange Commission on October 7, 2005.

10.2	Employment Agreement between the Company and Anthony Nicolosi (incorporated by reference to Form 10-KSB previously filed with the SEC on April 15, 2008.)
10.3	Employment Agreement between the Company and Joseph Azzata (incorporated by reference to Form 10-KSB previously filed with the SEC on April 15, 2008.)
10.4	Office Lease, BRE/BOCA Corporate Center, LLC. and Medical Connections, Inc., June 22, 2008 (incorporated by reference to Form 10-Q previously filed with the SEC on August 13, 2008.)
10.5	Buy-Sell Agreement for the sale of the property located in North Carolina (incorporated by reference to Form 10-KSB previously filed with the SEC on April 15, 2008.)
31.1 *	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

———————

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

MEDICAL CONNECTIONS HOLDINGS, INC.

Date: August 14, 2009

	By:	/s/ JOSEPH AZZATA
Joseph Azzata,
Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JOSEPH AZZATA	Date: August 14, 2009
Joseph Azzata
Chief Executive Officer and Director

	/s/ BRIAN NEILL	Date: August 14, 2009
Brian Neill,
Chief Financial Officer

15