Form 10-Q
period 2009-09-30
MEDICAL CONNECTIONS HOLDINGS, INC.
filed 2009-11-13
CIK 1140303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

50,069,689 shares of Common Stock, $.001 par value as of October 30, 2009

INDEX

PART I. – FINANCIAL INFORMATION

PART I. – FINANCIAL INFORMATION

Item 1.       Financial Statements

1

Condensed Consolidated Balance Sheets at September 30, 2009 (unaudited)
and December 31, 2008

1

Condensed Consolidated Statements Of Operations for the Three Months Ended
September 30, 2009 and 2008 (unaudited)

2

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2009 and 2008 (unaudited)

3

Notes to Condensed Consolidated Financial Statements as of
September 30, 2009 (unaudited)

4

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

8

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

11

Item 4.       Controls and Procedures

11

Item 4t.      Controls and Procedures

11

PART II. – OTHER INFORMATION

Item 1.       Legal Proceedings

12

Item 1a.     Risk Factors

12

Item 2.       Unregistered Sales of Equity Securities

12

Item 3.       Defaults upon Senior Securities

12

Item 4.       Submission of Matters to a Vote of Security Holders

12

Item 5.       Other Information

12

Item 6.       Exhibits

13

i

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

	September 30,	December 31,
	2009	2008
ASSETS
Cash	$676,757	$599,058
Accounts receivable, net	854,469	1,018,322
Prepaid expenses	100,161	175,309
Total current assets	1,631,387	1,792,689

Property and equipment	382,703	326,907
Less: accumulated depreciation	229,179	183,064
	153,524	143,843

Other assets
Security deposit	206,642	228,540
Intangible asset, net of amortization of $7,500	241,481	––
Investment - N. Carolina house	––	400,000
	448,123	628,540

Total assets	$2,233,034	$2,565,072

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$143,332	$357,265
Accrued expenses	127,090	81,539
Total current liabilities	270,422	438,804

Total liabilities	270,422	438,804

Stockholders' equity
Preferred stock, Class A, $.001 par value; 1,000,000 shares authorized, 86,045 and 110,865 issued and outstanding, respectively	86	111
Preferred stock, Class B, $.001 par value; 1,000,000 shares authorized, issued and outstanding	1,000	1,000
Common stock, $.001 par value, 70,000,000 shares authorized, 41,028,079 and 29,343,362 shares issued and outstanding, respectively	41,028	29,343
Additional paid-in capital	32,894,668	27,928,303
Accumulated deficit	(30,974,170)	(25,832,489)
Total stockholders' equity	1,962,612	2,126,268

Total liabilities and stockholders' equity	$2,233,034	$2,565,072

See the accompanying notes to the condensed consolidated financial statements

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	$1,552,899	$1,855,671	$4,637,862	$5,346,080

Direct costs of revenue	1,080,345	1,278,044	3,343,357	3,279,610
Sales and marketing expenses	65,439	142,002	276,170	494,229
Recruiting - salaries and costs	576,576	712,151	1,717,809	2,007,259
Professional and consulting fees	681,232	681,791	1,574,855	2,276,458
General and administration expenses	908,272	1,053,027	2,598,717	2,904,009

Total operating expenses	3,311,864	3,867,015	9,510,908	10,961,565

	(1,758,965)	(2,011,344)	(4,873,046)	(5,615,485)

Interest expense	10	0	71	13,898
Interest income	(19)	(4,459)	(161)	(18,194)
Other	166,031	––	268,862	––

Total other expenses, net	166,022	(4,459)	268,772	(4,296)

Loss before income taxes	(1,924,987)	(2,006,885)	(5,141,818)	(5,611,189)

Income taxes	––	––	––	––

Net (loss)	$(1,924,987)	$(2,006,885)	$(5,141,818)	$(5,611,189)

Net loss per common share - basic and fully diluted	$(0.05)	$(0.07)	$(0.15)	$(0.22)

Weighted average common shares outstanding - basic and fully diluted	38,743,431	28,075,099	33,986,137	25,759,629

See the accompanying notes to the condensed consolidated financial statements

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

	2009	2008
Cash flow from operating activities
Net loss	$(5,141,818)	$(5,611,189)

Adjustments to reconcile net loss to net cash
Depreciation and amortization	76,115	46,358
Common stock issued for compensation	372,198	115,000
Common stock issued for intangible asset	(271,481)	––
Decrease in fair value of asset held for investment	––	37,432
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable	163,853	(324,056)
Security deposit	21,898	(200,000)
Prepaid expenses	75,148	(133,951)
Accounts payable and accrued expenses	(168,382)	(188,122)

Net cash used in operating activities	(4,872,469)	(6,258,528)

Cash flow from investing activities
Acquisition of property and equipment	(55,796)	(11,107)
Proceeds from sale of investment property	400,000	––
Net cash used in investing activities	344,204	(11,107)

Cash flow from financing activities
Proceeds from issuance of common stock and warrants	4,605,964	6,529,504
Payment on loan payable	––	(370,086)

Net cash provided by financing activities	4,605,964	6,159,418

Net increase in cash and cash equivalents	77,699	(110,217)

Cash and cash equivalents at beginning of period	599,058	1,319,944

Cash and cash equivalents at end of period	$676,757	$1,209,730

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$71	$13,898
Taxes	$––	$––

See the accompanying notes to the condensed consolidated financial statements

MEDICAL CONNECTIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

ADVERTISING

The Company's policy is to expense the costs of advertising and marketing as they are incurred. Advertising expense for the nine months ended September 30, 2009 and 2008 was $276,170 and $494,229, respectively.

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

MEDICAL CONNECTIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMMON STOCK ISSUED FOR OTHER THAN CASH

Services purchased and other transactions settled in the Company's common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

INCOME (LOSS) PER SHARE OF COMMON STOCK

Income (Loss) per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the loss of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the three and nine months ended September 30, 2009 and 2008.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, loans payable, lines of credit, convertible debentures and promissory notes approximate fair value because of the immediate or short-term maturity of these financial instruments.

NOTE 3 - STOCKHOLDERS' EQUITY

PREFERRED STOCK - A

As of September 30, 2009, the Company has 1,000,000 shares of Preferred Stock A authorized at $0.001 par value and 86,045 were issued and outstanding. Each holder of the Series A Preferred Stock may convert each share of Preferred Stock into nineteen (19) shares (the “Conversion Ratio”) of the Company’s Common Stock at any time. The Conversion Ratio is subject to adjustment in the event of any recapitalization or reorganization. The Holders of the Series A Preferred Stock are required to tender the Series A Preferred Stock Certificate to the Company for redemption prior to issuance of any shares of Common Stock. Until such shares of Series A Preferred Shares are exchanged for the Company’s Common Shares, each holder of a Series A Preferred Share shall be entitled to one vote per share on all matters which are brought to a vote of the holders of our Common Stock. Holders of the Series A Preferred Stock have no other rights or preferences. As of September 30, 2009, a total of 446,635 shares of Series A Preferred Stock have been converted into 8,486,065 shares of our Common Stock. There were 24,820 shares of Series A Preferred Stock converted into 471,580 shares of Common Stock during the nine months ended September 30, 2009.

PREFERRED STOCK - B

As of September 30, 2009, the Company has 1,000,000 shares of Preferred Stock B authorized at $0.001 par value and 1,000,000 issued and outstanding. Holders of the Series B Preferred Shares shall be entitled to ten votes per share for each Series B Preferred Share beneficially owned on all matters brought to a vote of the holders of the Common Stock.

COMMON STOCK

As of September 30, 2009, the Company has 70,000,000 shares of Common Stock authorized at $0.001 par value and 41,028,079 issued and outstanding. For the nine months ended September 30, 2009, sales of 8,003,477 unregistered shares of Common Stock were made to accredited shareholders for $4,141,846. In connection with the acquisition of Medical Staffing Direct the Company issued 1,180,354 units consisting of 1,180,354 shares of common stock and 2,360,708 warrants to purchase an additional share of common stock at $0.75 per share.

For the nine months ended September 30, 2009, the Company issued 238,854 warrants to purchase one share of Common Stock at $1.00 per share. The warrants, which expire two years after issuance, have no value based on computations using the Black-Scholes valuation model. The following assumptions were used in the model to determine the fair value of the warrants:

•

a term of 2 years, risk-free rate of 3.00%, average volatility of 45%, and dividend yield of zero.

MEDICAL CONNECTIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

NOTE 4 - STOCK OPTIONS AND WARRANTS

No stock options were issued or vested in the nine months ending September 30, 2009. At September 30, 2009, the Company had one stock based compensation plan, which is described below. The Company accounts for the fair value of its grants under this plan in accordance with FASB ASC Topic 718. Under the 2006 Stock Incentive and Compensation Plan, the Company may grant options to its employees. Under this plan, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. The options that were granted vest in one third increments commencing one year from the grant date with subsequent vesting at the second and third anniversary of the options grant date. The fair value of each option grant is estimated on the date of the grant using the prospective method of transition as prescribed by FASB ASC Topic 718.

A summary of the status of the Company's stock option plans as of September 30, 2009 is presented below:

Stock options activity for the nine months ended September 30, 2009:

	Options	Price
Options outstanding January 1, 2009	200,000	$2.45
Options granted	––	––
Options retired	(200,000)	$2.45
Options outstanding September 30, 2009	––	$––

There were no stock options outstanding and exercisable at September 30, 2009.

Warrant Grants

In connection with various stock sales that we have secured, we have outstanding warrants to purchase a total of 19,623,887 shares of our common stock.

No. of Warrants	Grant Date	Exercise Price	Expiration Date
13,606,800	2007	$1.00	2009
3,553,359	2008	$1.50	2010
232,854	2009	$1.00	2011
2,360,708	2009	$0.75	2011

NOTE 5 – ACQUISITION

On May 25, 2009, the Company closed an asset purchase agreement with Medical Staffing Direct (MSD), formerly a Florida based staffing company. MSD previously operated as a provider of per-diem nurse staffing for large national hospital clients. MSD’s core business was conducted in the Florida and New York markets. The assets purchased include an investor list, accounts receivable, hospital contracts and industry relationships, which include several key MSD directors that will assist Medical Connections in future relationships with national clients. The Company issued 1,180,354 units consisting of one share of common stock and two warrants to purchase an additional share of common stock at $0.75 per share. The units were valued at $271,481, the fair market value of the shares and warrants on the date of acquisition. This amount was assigned to the purchased assets that had value, which was the investor list. The investor list was recorded at acquisition cost, to be amortized on a straight-line basis over the estimated useful life of 3.0 years. Amortization expense of $30,000 is included in general and administrative expense in the statement of operations for the three and nine months ended September 30, 2009.

MEDICAL CONNECTIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

NOTE 6 - PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method. At September 30, 2009 deferred tax assets consist of the following:

2009
Deferred tax asset	$7,815,000
Less: valuation allowance	(7,815,000)
Net deferred tax assets	$––

As of September 30, 2009, the Company had accumulated deficits approximating $21,075,000 available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in the future period.

NOTE 7- GOING CONCERN

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

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenue for the period was $1,552,899, a decrease of $302,772, or 16.3%%, when compared to the $1,855,671 in revenue for the same period one year ago. The two main components of revenue are permanent placement hires, including temporary to permanent, and contract appointments. Revenue from permanent placement decreased to $307,576, or 26.7%, from the $419,990 for the third quarter 2008. The decrease in third quarter 2009 permanent placement revenue was due to the overall decline in the economy and resultant decline in nursing employment opportunities.

The revenue from contract appointments decreased to $1,245,323, or 13.3%, from the $1,435,681 in revenue one year ago. This decrease was the result of the impact that the overall economic decline has had on temporary nursing appointments in this period compared to the same period one year ago.

The cost of sales for contract appointments decreased 15.4% from $1,278,044 in 2008 to $1,081,470 in 2009. These costs represent personnel salaries, including benefits, temporary housing and travel costs. The gross profit from contract appointments increased to $163,853, (13.2% of revenue) in 2009 from $157,637 (11.0% of revenue) in 2008 due to a larger percentage of revenue being derived from higher margin contracts during the third quarter 2009.

Sales and marketing expenses were $65,439 in 2009, a decrease of $76,563 or 53.9%, from $142,002 in 2008. The decrease is due to ongoing reductions of expenses for web pages, job posting boards, and display ads in trade journals.

Recruiting salaries and costs decreased $135,575, or 19.1%, to $576,576 in 2009, primarily due to the decline in permanent placement revenue and adjustments made to recruiter commission compensation and staffing levels.

Professional and consulting fees were flat at $681,232 during the period compared, to $681,791 in 2008.

General and administrative expenses decreased $144,755, or 13.7%, to $908,272 in 2009 from $1,053,027 in 2008. The decrease is a reflection of the ongoing efforts by the Company to reduce overhead.

Other expenses (income) for the three months ended September 30, 2009 and 2008 were $166,022 and ($4,459), respectively. The Company incurred $170,330 of costs associated with its potential acquisition during the three month period ended September 30, 2009.

Net losses for the third quarter ended September 30, 2009 and September 30, 2008 were $1,924,987 and $2,006,885, respectively.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenue for the period was $4,637,862, a decrease of $708,218 or 13.2%, when compared to the $5,346,080 in revenue for the same period one year ago. The two main components of revenue are permanent placement hires, including temporary to permanent, and contract appointments. Revenue from permanent placement decreased to $842,550, or 42.0%, from the $1,451,948 for the nine months ended September 30, 2008. The decrease in the permanent placement revenue was due to the overall decline in the economy and resultant decline in nursing employment opportunities.

The revenue from contract appointments declined 2.5% to $3,795,312 from the $3,894,132 in revenue one year ago. This decrease was the result of the impact that the overall economic decline has had on temporary nursing appointments in the third quarter of 2009 compared to the same period one year ago.

The cost of sales for contract appointments revenue also increased 1.6% from $3,279,610 in 2008 to $3,333,511 in 2009. These costs represent personnel salaries, including benefits, temporary housing and travel costs. The gross profit from contract appointments decreased from $614,522, (15.8% of revenue) in 2008 to $461,801 (12.2% of revenue) in 2009 due to a larger percentage of revenue being derived from lower margin third-party billings during the first six months of 2009 partially offset by an improvement in gross margin due to an increase in higher margin contracts during the third quarter 2009.

Sales and marketing expenses were $276,170 in 2009, a decrease of $218,059 or 44.1%, from $494,229 in 2008. The decrease is due to a reduction of expenses for web pages, job posting boards, and display ads in trade journals.

Recruiting salaries and costs decreased $289,450, or 14.4%, to $1,717,809 in 2009, primarily due to the decline in permanent placement revenue and adjustments to commission compensation and staffing levels.

Professional and consulting fees decreased $701,603, or 30.8%, to $1,574,855 compared to 2008 as the Company relied less on consulting services from outside companies and individuals during the first nine months of this year.

General and administrative expenses decreased $305,292 or 10.5%, to $2,598,717 in 2009 from $2,904,009 in 2008. The decrease is a reflection of the ongoing efforts by the Company to reduce overhead.

Other Expenses for the nine months ended September 30, 2009 and 2008 were $268,772 and ($4,296), respectively. The Company incurred $92,000 of costs associated with its former investment property during the first six months of the year and $170,330 in costs associated with its potential acquisition during the third quarter 2009.

Net losses for the nine months ended September 30, 2009 and September 30, 2008 were $5,141,818 and $5,611,189, respectively.

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

As of September 30, 2009, total current assets were $1,631,387 as compared to $1,792,689 on December 31, 2008. The change in total current assets is primarily attributable to an increase in cash of $77,699 to $676,757 compared to the December 31, 2008 balance of $599,058 and a decrease in accounts receivable of $163,853 to $854,469. The reduction in accounts receivable is primarily attributable to the decrease in revenue year-to-date. Also, total current liabilities decreased $168,382 to $270,422 when compared to the $438,804 balance as of December 31, 2008. The change is largely due to a reduction in accounts payable of $213,933.

All other assets which we have categorized as property and equipment are office furniture, equipment and software directly related to the operations of Medical Connections, Inc.

For the nine month period ended September 30, 2009, sales of 7,986,111 unregistered shares of common stock were made to accredited shareholders for $4,141,846 in new capital.

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

Income (Loss) per share: basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the loss of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the three and nine months ended September  30, 2009 and 2008.

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

Legal Proceedings

None

Item 1a.

Risk Factors

There has been no material changes in the risk factors associated with the Company’s operations since the filing of the Company’s Form 10-K which was filed with the Securities and Exchange Commission on March 31, 2009.

Item 2.

Unregistered Sales of Equity Securities

During the period ended September 30, 2009, sales of 3,409,601 unregistered shares of Common Stock were made to accredited shareholders for $1,516,840. There were conversions of 19,743 shares of Series A Preferred Stock to 375,117 shares of Common Stock during the period. The Company relied upon the exemption from registration contained in Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the Company.

We issued 700,000 shares of our Common Stock to non-employees for services rendered, at $0.23 per share fair market value, for a total cost of $161,000. The Company relied upon the exemption from registration contained in Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the Company.

We issued 418,252 shares of our Common Stock to a former employee for services rendered, at $0.23 per share fair market value, for a total cost of $96,198. The Company relied upon the exemption from registration contained in Section 4(2), as the recipient was deemed to be sophisticated with regard to an investment in the Company.

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

None

Item 5.

Other Information

None

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

10.2	Employment Agreement between the Company and Anthony Nicolosi (incorporated by reference to Form 10-KSB previously filed with the SEC on April 15, 2008.)
10.3	Employment Agreement between the Company and Joseph Azzata (incorporated by reference to Form 10-KSB previously filed with the SEC on April 15, 2008.)
10.4	Office Lease, BRE/BOCA Corporate Center, LLC. and Medical Connections, Inc., June 22, 2008 (incorporated by reference to Form 10-Q previously filed with the SEC on August 13, 2008.)
10.5	Buy-Sell Agreement for the sale of the property located in North Carolina (incorporated by reference to Form 10-Q previously filed with the SEC on May 15, 2009.)
31.1 *	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

———————

*

Filed Herewith

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

MEDICAL CONNECTIONS HOLDINGS, INC.
Date: November 14, 2009
	By:	/s/ JOSEPH AZZATA
Joseph Azzata,
Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JOSEPH AZZATA	Date: November 14, 2009
Joseph Azzata,
Chief Executive Officer and Director

	/s/ BRIAN NEILL	Date: November 14, 2009
Brian Neill,
Chief Financial Officer

14