Form 10-K
period 2009-12-31
MEDICAL CONNECTIONS HOLDINGS, INC.
filed 2010-03-30
CIK 1140303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-72376

Medical Connections Holdings, Inc.
(Exact name of registrant as specified in its charter)

Florida	65-0920373
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 Glades Road, Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 353-1110
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.001 par value	NASDAQ Over the Counter Bulletin Board

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in
Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2009 was $11,738,490.

As of March 8, 2010, there were 59,117,761 shares of Common Stock, $.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None

All references to "we," us," "our," or the "Company" in this Report on Form 10-K means Medical Connections Holdings, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-K contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “seeks”, “will” and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements of , or industry results, to differ materially from any future results, performance or achievement implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Item 1A – Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of their likely impact, (ii) the publicly available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) the such strategy, which is based in part on this analysis, will be successful. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the “Risk Factors” section contained in other documents we file from time to time with the Securities and Exchange Commission.

PART I
ITEM 1.  BUSINESS

Overview of Our Company

We are a national provider for medical recruitment and staffing services.  Our principal operating subsidiary, Medical Connections, Inc., was established in 2002 to satisfy the increasing need for qualified healthcare professionals.  Our business is to identify, select and place the best executive allied health specialists, pharmacists, physicians, nurses and hospital management executives. We provide recruiting and staffing services for permanent and temporary positions, with an option for the clients and candidates to choose the most beneficial working arrangements.   Currently we employ 48 people and 45 medical professionals.

We operate under a holding company structure and currently have one direct wholly-owned operating subsidiary, Medical Connections, Inc., a Florida corporation ("Medical Connections") which was formed in 2002.  In December 2005, we acquired control of Webb Mortgage Depot, Inc. ("WMD"), a reporting company and predecessor to the Company which was formed in May 1999, pursuant to a share exchange agreement and changed WMD's name to Medical Connections Holdings, Inc.

The Healthcare Staffing Industry

According to the American Staffing Association, the market size of the health care recruiting business is approximately $11.9 billion for 2009 and $11.7 billion in 2008, according to the Staffing Industry Analysis. (Latest Available Data)

As a healthcare recruiting and staffing company, Medical Connections is directly affected by the market dynamics of supply and demand for medical specialists. Governmental and private sector research has shown that a combination of economic, political and educational conditions has created a growing demand for more healthcare providers than the country has been able to generate.

In 2009, overall staffing industry revenues totaled $84 billion (Staffing Industry Association).  Even though the overall staffing industry experienced a decline in revenues in 2009, healthcare staffing continued to grow, albeit modestly. The medical staffing industry almost doubled its revenue in the 10-year period between 1999 and 2008 from $ 6.1 billion to $11.3 billion, according to the “Staffing Industry Healthcare Growth Report”, Staffing Industry Insight. Stable growth is projected to reach $20.4 billion by 2014.

Employment in the healthcare industry continues to grow in spite of an overall downturn in the economy. As one of the largest industries in 2008, healthcare provided 14.3 million jobs for wage and salary workers. About 40% were in hospitals; another 21% were in nursing and residential care facilities; and 16% were in offices of physicians (Bureau of Labor statistics: BLS). Since the start of the recession, there were 8.4 millions of jobs lost in the United States. For the same period, healthcare jobs increased by 549,000 (per Feb. 2010 stats).

The Bureau of Labor Statistics has projected that the “wage and salary employment in the health care industry is projected to increase 23% through 2018, compared with 11% for all industries combined.” This is twice the rate of job growth in non-healthcare professions. The Bureau of Labor Statistics also predicts a need for three million health care workers to fill job openings created by departures and new positions. (BLS, 2010/2011 Occupational Handbook).

Management believes that the data above suggests two major trends in the US labor market: increasing demand and shortage in supply.

DEMAND FACTORS:

Increasing Need for Health Care Professionals

        Aging Population: According to the U.S. Census Bureau, starting in 2012 a rapid increase in the elderly population will lead to dramatic demographic changes. Between 2012 and 2020, the population younger than age 65 will maintain an annual growth of 9%, while the population age 65 and older is projected to grow by 26%. This will also lead to a significant increase in the number of people in need of healthcare. By 2050, 20% of all US population is expected to be 65 years or older.

According to the U.S. Census Bureau, the United States population will increase 12% by 2020. In 2006, the population above 50 years old accounted for 70% of healthcare spending. As more “baby boomers” approach retirement, health care expenses will increase, reaching a projected $4.27 trillion by 2017. Population-aging and higher per capita spending for the older population will contribute to growth in national healthcare spending (http://www.cdc.gov/nchs/hus/older.htm#population).

Individuals 65 years old and over are experiencing the highest level of chronic conditions:

Age	Heart Disease	Coronary Heart Disease	Heart Attack	Stroke	Cancer	Arthritis	Diabetes
65 and older	31.7%	22%	11.7%	9.4%	21.5%	50.3%	17.4%
65-74 only	26.8%	18.6%	10.1%	6.9%	18.3%	47.1%	18.4%

Life expectancy for Americans is 77.3 years, the highest in U.S. history (according to the US Census Bureau). It is expected to reach 78.8 years in the next few years. Hospital utilization is significantly higher among older individuals. The U.S. Department of Health and Human Services reported that individuals over the age of 65 comprised 38% of all inpatients.

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

Highly Qualified Registered Nurses and Executive Nurses

•	Registered Nurses and Executive Nurses make up the largest projected shortage in healthcare.
•	There will be more than one million new and replacement nurses needed by 2018.

Allied Health Professional Shortage

The allied temporary staffing market in 2009 was estimated to be a $3.6 billion industry, according to Staffing Industry Insight. During the last five years, employment in allied health professions has grown 8.2 % per annum. Analysts warn that the shortage of allied health professionals will continue to grow. At its current rate, by the year 2020, the field will be short 1.5 to 3 million workers.

Management believes that allied staffing is perhaps the most attractive field for emerging companies in the healthcare staffing industry. It is one of the least-concentrated of the four sectors of healthcare staffing. The top 20 companies account for $5.3 billion, or nearly one-half of the total healthcare staffing revenue. Segmentation, with small companies comprising the largest part of allied health staffing, opens opportunities to newcomers in the field, according to Staffing Industry Insight. It also includes many specialties with low penetration rates (the percentage of temporary staffing versus the total positions in the company), indicating that there will be a significant growth.

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

Governmental and Private Sector Health Care Spending: Healthcare Costs Fact Sheet 2009:

•
Healthcare spending in the United States has grown rapidly since the 1960s, at an average rate of 10% a year. In 2009, national healthcare expenditures (NHE) have reached $2.5 trillion and grown 5.7%, up from 4.4% in 2008, while the overall economy, still in recession, is anticipated to have fallen 1.1%.

•	Below are the projections for the increase of healthcare expenditures through 2019:

CY	2011	2012	2013	2014	2015	2016	2017	2018	2019	Total 2010-2019

NHE ( in trillions)	$2.8	$2.9	$3.1	$3.3	$3.6	$3.8	$4.1	$4.4	$4.7	$35.3
Source: U.S. Department of Health and Human Services

If this trend continues, healthcare spending will double again by 2035, to 31% of GDP. Thereafter, health care costs will continue to account for a steadily growing share of GDP, reaching 41% by 2060 and 49% by 2082.

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

•
Contract Appointments: An employment option (typically, 13 week contracts) made by healthcare facilities to cover short staffing during periods of high-seasonal activity, vacations, leave of absences, etc. This also includes contracts for what is commonly known as “travel positions,” which are for allied health professionals, nurses or physicians who are willing to take temporary assignments outside their home region. Under this arrangement, we are the employer of record for the healthcare professional. The healthcare facility remits a fee to us that includes all employment overhead, as well as a surcharge for the service. The revenue from this activity comes from the commission and surcharge for the service.

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

        Contract Fees:  This fee is established between the client and Medical Connections, which covers the services for temporary staffing hires and the hourly/weekly salary for the employed candidate. The profitability from these fees ranges from 9% to 20%.

        Retainer: The retainer fees are a fixed amount, and agreed upon between Medical Connections and the client. There are several  forms of retained searches, including (1) one half the fee is paid at the commencement of the search assignment, expenses are billed monthly throughout the course of the  search, and the balance is due when the client offers a position to our  candidate and both client and candidate reach a contractual agreement of employment; and (2) one third of the fee is paid in advance, one third at 30 days, and one third at 60 days, regardless of when the assignment is actually filled.

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

Target Market

•
The target markets for Medical Connections are the not-for-profit and for-profit organizations, including healthcare institutions, and medical research facilities in the United States. Other recruiting companies are also an alternative market for our programs.

•
Companies which are hired by the hospitals to outsource their human resource departments are a natural market for our services and at this point represent a significant portion of the client base for placements.

•	Smaller medical recruiting companies and individual recruiters to offer them cost-effective technological solutions for their businesses.

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

    Our current marketing channels include:

Target Email Campaigns and Passive Applicants
Medical Connections' team is continuously participating in mass market email campaigns to target passive healthcare applicants who may be interested in hearing about new opportunities. We find this approach increases our chances for retention as we locate providers who haven't opened their interests up to our competitors.

Networking Sites (Facebook, Linked In, etc.)
Medical Connections understands the importance of branding and referrals.  We have continued to participate in many of the current networking sites that help us stay in touch with our audience and on top of their current needs.

Candidate Referral Programs
Medical Connections prides itself on the ability to provide quality service, which is why we offer our consumers the opportunity to refer a friend. We know if we strive to offer the upmost quality of service we are more likely to open doors to new business opportunities through our existing audience.

Universities and New Graduates
Medical Connections is always looking for fresh talent. That is why we will continue to focus our attention on the hundreds of new graduates entering the workforce each semester. We know college resources are limited and that is why we have exhibited a great deal of effort in uniting with these colleges to offer our services directly to the graduating classes.  We hope our efforts will continue to put us in touch with these new graduates sooner than local competition.

Internet Search Engine Optimization
We will continue to use the best practices in Search Engine Optimization (“SEO”) and online advertising, by implementing the most-advanced technology in this area.

Internet Portals
We utilize specialized medical job boards that have thousands of healthcare positions advertised across the Internet.

Telephone Marketing
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

Competition

The confluence of demographic, legislative, and financial factors has given rise to a highly- fragmented market estimated at 9,500 companies specializing in medical staffing and recruiting, according to “Healthcare Staffing Industry Report (2007)”.   We compete against large multi-billion dollar corporations as well as small, regional companies.  We believe the following trends characterize our competition in the field of temporary staffing:

•	High concentration of companies providing temporary staffing.
•	In 2008, there were 19 healthcare staffing companies each of which had annual revenue in excess of $50 million according to Staffing Industry Insight, 2008.
•	Ten companies account for 38%, of the total national healthcare staffing revenue, according to “Staffing Industry Insight, 2008”.
•	In 2009, 20 of the companies accounted for $5.3 billion of revenue, almost the half of all medical and healthcare staffing revenue.

Even though the tendency is towards concentration, the vast majority of healthcare staffing companies are relatively small.  This follows the same trend as in staffing firms and is more pronounced in nurse recruiting, allied health, science and pharmacy recruiting.

Some of our competitors who focus primarily in the medical recruitment and staffing fields include:

AMN Healthcare Services, Inc.

Cross Country Healthcare, Inc.

Medical Staffing Network Holdings, Inc.

On Assignment, Inc.

Strategic Alliances

Another base for the Company’s ongoing growth is its strategic alliances with medical facilities and companies. We believe that one of the keys to our success and our ability to expand our operations is the certification that we received from the Joint Commission Health Care Staffing Certification Organization (this organization is more commonly known as the “Joint Commission”).  The Joint Commission is an independent, not-for-profit organization that accredits and certifies health care organizations and programs in the United States.  Certification by the Joint Commission is recognized nationwide as a symbol of quality that reflects an organization’s commitment to meeting performance standards.  Since 1951, the Joint Commission has maintained state-of-the-art standards that focus on improving the quality and safety of care provider’s organizations.

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

At various times, proposed federal regulations have surfaced that will require hospitals to set unit-by-unit nurse staffing levels in coordination with the direct care nursing staff and based on the unique needs of each unit and its patients. In addition, some states including California, Florida, Illinois and New Jersey have enacted rules and regulations for staffing requirements.  To date, we have not experienced any material difficulties in complying with such regulations.  Some states require state licensure for businesses that employ and/or assign healthcare personnel to provide healthcare services on-site at hospitals and other healthcare facilities.   Most of the contract healthcare professionals that we employ are required to be individually licensed or certified under applicable state laws. We take reasonable steps to ensure that our contract professionals possess all necessary licenses and certifications.

ITEM 1A.  RISK FACTORS

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

RISKS ASSOCIATED WITH THE COMPANY'S PROSPECTIVE BUSINESS AND OPERATIONS

We have incurred significant net operating losses and there is no assurance that we will ever be profitable.

We have a history of net operating losses and incurred net losses of $7.7 million in 2009, $7.5 million in 2008 and $6.5 million in 2007.  As of December 31, 2009, we had an accumulated deficit of $33,544,377.   The extent of our future operating losses and the timing of our profitability are highly uncertain, and we may never generate sufficient revenues to achieve or sustain profitability. Even if we are able to successfully expand our operations, there can be no assurance that we will be able to operate profitably.

It is critical to our success that we continue to devote financial resources to sales and marketing and developing brand awareness. As a result, we expect that our operating expenses will increase significantly during the next several years. As we increase spending, there can be no assurance that we will be able to continue to operate on a profitable basis. As a result, we may not be able to sustain profitable operations, or if we do continue to achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our Independent Registered Public Accounting Firm has issued a going concern opinion and if we do not achieve profitability, we may be forced to cease operations.

Due to our operating losses and deficits, our independent registered public accounting firm expressed doubts about our ability to continue as a going concern.   In this regard, see Note 11 to our audited consolidated financial statements included in this Annual Report.   If we are not able to continue as a going concern, our operations will terminate and any investment in the Company will likely become worthless.

If we are unable to attract and retain qualified contract professionals to meet staffing demands, our business could be negatively impacted.

Our business is substantially dependent upon our ability to attract and retain healthcare professionals who possess the skills, experience and, as required, licenses to meet the specified requirements of our clients. We compete for such contract professionals with other temporary staffing companies and with our clients and potential clients. Long term, there will be a shortage of qualified health care professionals in most areas of the United States. There can be no assurance that qualified healthcare professionals will be available to us in adequate numbers to meet staffing requests.    Moreover, our contract professionals are often hired to become regular employees of our clients. Attracting and retaining contract professionals depends on several factors, including our ability to provide contract professionals with attractive assignments and competitive benefits and wages. The cost of attracting and retaining contract professionals may be higher than we anticipate and, as a result, if we are unable to pass these costs on to our clients, our likelihood of achieving or maintaining profitability could decline. If we are unable to attract and retain a sufficient number of contract professionals to meet client demand, we may be required to forgo staffing and revenue opportunities, which may hurt the growth of our business.

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

The operation of our business is dependent on the proper functioning of our information technology systems. In 2009, we continued to upgrade our enterprise-wide information system. Critical information systems used in daily operations identify and match staffing resources and client assignments, track regulatory credentialing, manage scheduling and also perform billing and accounts receivable functions.  During 2009, we installed a new enterprise-wide ERP application (Microsoft Dynamics-SL). If the system fails to perform reliably or otherwise does not meet our expectations, or if we fail to successfully complete the implementation of other modules of the system, we could experience business interruptions that could result in deferred or lost sales. Our information systems are vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. If our information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could impact our ability to identify business opportunities quickly, to pay our staff in a timely fashion and to bill for services efficiently. We have a disaster recovery plan that can be activated in case of any system failure and have periodic procedures that backs-up and safeguards all critical data in a secured facility.

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

Our senior management team is critical to the strategic direction of our company. If there were an unplanned loss of service by any of our officers our business could be harmed.

We depend, and will continue to depend, on the services of our executive management team which includes Joseph Azzata, our Chief Executive Officer, Anthony Nicolosi, our President and Brian Neill, our Chief Financial Officer. Our success also will depend in part upon our ability to attract and retain qualified executive officers and other skilled employees who are knowledgeable about our business. If we were to lose the services of members of our executive management team, our business could be adversely affected. We believe we have been successful in attracting and retaining key personnel throughout our history. We have employment agreements with the members of our executive management team. Nevertheless, because of the executive management role and involvement in developing and implementing our current business strategy, any unplanned loss of their services could substantially harm our business.

Future changes in reimbursement trends could hamper our clients’ ability to pay us.

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

Furthermore, third-party payers such as health maintenance organizations increasingly challenge the prices charged for medical care. Failure by hospitals and other healthcare facilities to obtain full reimbursement from those third-party payers could reduce the demand or the price paid for our staffing services.

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

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

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

Our Chief Executive Officer and President exercise voting control over 58.83% of our outstanding securities. As a result, this enables them to exert significant influence over the Company's corporate actions.

Mr. Azzata, our Chief Executive Officer, and Mr. Nicolosi, our President, exercise voting control over 58.83% of our outstanding securities.  See "Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."  As a result, Mr. Azzata and Mr. Nicolosi will be able to affect the outcome of or exert significant influence over all matters requiring shareholder approval, including the election and removal of directors, most corporate actions and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of the Company.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission adopted rules requiring small business issuers, such as our company, to include a report of management on the company’s internal controls over financial reporting in their annual reports.   In 2010, we become subject to the provisions of SOX 404  that require the independent registered public accounting firm auditing our financial statements to attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting as well as the operating effectiveness of our internal controls.

Our common stock is thinly traded. You may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate such shares.

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

ITEM 2.  PROPERTIES.

Our corporate headquarters are located at 2300 Glades Road, Suite 202E Boca Raton, Florida 33431.  We operate Medical Connections, Inc. from this office.   We lease approximately 4,500 square feet of space with a monthly rent expense of $13,398 which includes operating expenses and taxes.  Our current lease expires on March 31, 2010.

In June 2008, we entered into a seven-year operating lease for larger office space in Boca Raton, Florida.  The lease required a $200,000 security deposit with an occupancy date scheduled for mid 2009. The security deposit acts as guarantee for performance under the terms of the lease. Assuming no defaults, the security deposit of $200,000 shall be reduced by $50,000 after expiration of each of the third, fourth, and fifth lease year, with $50,000 remaining as security until lease termination. The lease was modified effective as of September 1, 2009 to reduce the amount of square footage and to lower the rent expense. Under the new lease amendment, the monthly base rent begins at $13,830 and will increase by 3% each year for a total of $1,271,640 in future minimum rent payments. We are required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.  We expect to move into these facilities in the second quarter of 2010.

ITEM 3.  LEGAL PROCEEDINGS.

        None.

ITEM 4.  RESERVED

        None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

A.  Market Information

Our common stock trades on the NASDAQ Over-the-Counter-Bulletin Board under the symbol ("MCTH"). There is a very limited market for our common stock, with very limited trading activities. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

The high and low bid price for those periods is set forth below:

	High	Low
2008
First Quarter	$2.40	$1.75
Second Quarter	$2.00	$1.55
Third Quarter	$2.00	$1.55
Fourth Quarter	$2.50	$1.01

2009
First Quarter	$2.09	$1.39
Second Quarter	$1.74	$0.20
Third Quarter	$0.78	$0.25
Fourth Quarter	$0.54	$0.26

2010
Through February 5, 2010	$0.52	$0.26

B.  Holders

As of March 8, 2010, there were 1,028 stockholders of record of our Common Stock.

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

D.  Equity Compensation Plans

We have reserved an aggregate of 50,000 shares of common stock for issuance under our 2006 Stock Incentive and Compensation Plan ("2006 Plan"), which provides for the grant of options to our employees, consultants and non-employee directors. Under the 2006 Plan, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. As of December 31, 2009, we do not have any options issued and outstanding under the 2006 Plan.

E.  Sale of Unregistered Securities

During the three month period ended December 31, 2009, we sold 9,884,090 shares of our Common Stock to accredited or sophisticated investors for aggregate gross proceeds of $2,500,185.

During the three month period ended December 31, 2009, three shareholders converted 825 shares of their Series A preferred stock into 15,675 shares of our common stock.

During the three month period ended December 31, 2009, we issued 950,000 shares of our Common Stock for services rendered to four consultants at $0.23 per share fair market value, for a total cost of $218,500.

These securities were issued in transactions that were exempt from registration under Regulation D Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”), as transactions by an issuer not involving a public offering. All of the investors were knowledgeable, sophisticated and had access to comprehensive information about the Company and represented their intention to acquire the securities for investment only and not with a view to distribute or sell the securities. The Company placed legends on the securities stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition and results of operations for the periods indicated should be read in conjunction with our consolidated financial statements, related notes and the other financial data included elsewhere in our Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements involving risks, uncertainties and assumptions including such statements as plans, objectives, expectations and intentions that could cause our results to differ materially from expectations. See our cautionary language preceding Item 1. Business, and Item 1A. Risk Factors, for factors that could cause future results to differ materially.

General

                The Company generates revenues primarily from permanent placement hires and contract appointments.

Year ended December 31, 2009 (“2009”) compared with the Year ended December 31, 2008 (“2008”)

Revenue in 2009 was $6,131,611, a decrease of $935,379, or 13.0%, when compared with revenue of $7,066,990 in 2008.  The two main components of revenue are permanent placement hires and contract appointments. Revenue from permanent placement decreased 41.9% to $1,028,189 in 2009 compared with revenue of $1,769,990 in 2008. This decrease in permanent placement revenue was the result of the overall decline in the economy during the year and its negative effect on nursing employment opportunities.

Revenue from contract appointments decreased $193,578 to $5,103,422 in 2009, or 3.6%, from $5,297,000 in revenue for 2008. The decrease was the result of the impact the overall economic decline has had on temporary nursing appointments in 2009.

The direct costs of revenue for contract appointments increased $196,596, or 4.6%, from $4,257,929 in 2008 to $4,454,525 in 2009.  These costs represent the personnel salaries including benefits, temporary housing and travel costs. The gross profit from contract appointments decreased from $1,039,071, (20% of revenue) in 2008 to $648,897, (12.7% of revenue) in 2009.   The decrease in gross margin is attributable to a larger percentage of revenue being derived from lower margin “third-party” contracts during 2009 versus 2008.

               Sales and marketing expenses were $359,703 in 2009, a decrease of $277,148, or 43.5%, from $636,851 in 2008. The decrease was a result of our efforts to reduce operating expenses during 2009. As a percentage of revenue, sales and marketing expenses were 5.9 % and 9.0% in 2009 and 2008, respectively.

Recruiting costs decreased to $2,102,727, or 34.3% of revenue, in 2009 compared with $2,782,672, or 39.4% of revenue, in 2008.   This represents a decrease of $679,945, or 24.4%, when comparing recruiter expense in 2009 to 2008. The reduction in expense is due to a decrease in revenue and its impact on commissions paid, and to changes in recruiter compensation and staffing levels.

Professional and consulting fees decreased to $2,662,194 in 2009 compared with $2,735,360 in 2008.  During 2009, management continued to utilize the services of consultants to assist with certain functions related to business development, finance, and compliance.

General and administrative expenses decreased $196,719, or 5.2%, to $3,596,723, in 2009 compared with $3,793,578 in 2008.  During 2009, we installed a new enterprise-wide ERP application (Microsoft Dynamics-SL). The new system will provide a robust platform for growth via acquisition and for compliance with Sarbanes-Oxley 404. The expense in 2009 associated with the implementation was $126,783.  An additional cost of $55,800 for licenses and hardware were capitalized.

Other expenses, net, were $655,279 in 2009 compared with $402,810 in 2008. During 2009, we incurred $94,434 in expenses disposing of an investment property in North Carolina.  We also incurred $304,779 in legal and auditing expenses associated with our pending acquisition and $148,220 in investment banking expenses.

Net losses for the years ended December 31, 2009 and December 31, 2008 were ($7,711,887) and ($7,542,210), respectively.

Liquidity and Capital Resources

                 Due to the operating losses and deficits, our independent auditors have raised doubts about our ability to continue as a going concern in their report on our financial statements for 2009. Despite these historical losses, management believes that it will be able to satisfy ongoing operating expenses. Management has done so to date by raising capital through the sale of its Common Stock. It will continue to do so, and/or seek third-party financing, until such time as revenues from operations satisfy operating expenses. There can be no assurance that a market for our stock or third-party financing will be available, or if available, will be offered on terms that will not adversely impact our shareholders.

                As of December 31, 2009, total current assets were $1,920,740 as compared with $1,792,689 in 2008. The increase in total current assets is primarily attributable to an increase in cash from $599,058 in 2008 to $1,017,843 in 2009 partially offset by a decrease in accounts receivable of $213,940. The decrease in accounts receivable is directly attributable to the decrease in revenue during the year.   Total current liabilities decreased $224,514 to $214,290 in 2009 from $438,804 in 2008, primarily due to a reduction in accounts payable at the end of the year.

All other assets which we have categorized as property and equipment are office furniture, equipment and software directly related to the operations of Medical Connections, Inc.

For the year ended December 31, 2009, we raised $6,642,032 from the sale of an aggregate of 17,249,571 shares of our common stock in private offerings.

The Company currently leases office space under a sixty-nine month lease that commenced January 1, 2005 and terminates March 31, 2010.  Monthly payments under the lease are $13,398, for a total of $40,194 in remaining payments.  In June 2008, we entered into a seven-year operating lease for larger office space in Boca Raton, Florida.  The lease required a $200,000 security deposit with an occupancy date scheduled for mid 2009. The security deposit acts as guarantee for performance under the terms of the lease. Assuming no defaults, the security deposit of $200,000 shall be reduced by $50,000 after expiration of each of the third, fourth, and fifth lease year, with $50,000 remaining as security until lease termination. The lease was modified effective September 1, 2009 to reduce the amount of square footage and to lower the rent expense. Under the new lease amendment, the monthly base rent begins at $13,830 and will increase by 3% each year for a total of $1,271,640 in future minimum rent payments. We are required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.  We expect to move into the new facilities in the second quarter of 2010.

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

    Income (Loss) per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the loss of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended December 31, 2009 and 2008.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued new guidance on business combinations. This guidance establishes principles and requirements for how the Company: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The business combinations guidance also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the business combination guidance on January 1, 2009.

In April 2009, the FASB issued guidance relating to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This pronouncement amends the guidance on business combinations to clarify the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This pronouncement requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, as determined in accordance with the fair value measurements guidance, if the acquisition-date fair value can be reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with the accounting guidance for contingencies. This pronouncement became effective for the Company as of January 1, 2009, and the provisions of the pronouncement are applied prospectively to business combinations with an acquisition date on or after the date the guidance became effective. The adoption of this pronouncement did not have a material impact on the Company’s financial position or results of operations.

        The Company’s nonfinancial assets and liabilities measured at fair value on a nonrecurring basis include assets and liabilities acquired in connection with a business combination, goodwill and intangible assets. The Company adopted the fair value measurement guidance as it relates to these assets and liabilities on January 1, 2009.

In April 2009, the FASB issued additional guidance on fair value measurements and disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. The new guidance requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has been a significant decrease in activity, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant, observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. This guidance did not impact the Company’s results of operations, cash flows or financial position for the year ended December 31, 2009.

In August 2009, the FASB issued additional guidance on the fair value measurement of liabilities. The new guidance provides clarification on the measurement and reporting of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. This guidance is effective for the first reporting period beginning after August 2009. This guidance, which was applied by the Company as of October 1, 2009, did not impact the Company’s results of operations, cash flows or financial position for the year ended December 31, 2009.

In December 2007, the FASB issued guidance on noncontrolling interests which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (formerly known as minority interest) and for the deconsolidation of a subsidiary. This guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This guidance also requires presentation on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest, resulting in an increase to consolidated Net income. Historically, Net income attributable to noncontrolling interests was presented as minority interest expense. Under this new guidance, amounts reported as net income attributable to noncontrolling interests are now reported net of any applicable taxes. This guidance requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company applied this guidance prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which were applied retrospectively for all periods presented.  The Company did not have any investments that fell into this category.

In April 2008, the FASB issued guidance on determining the useful life of intangible assets. The intent of the guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued guidance on subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is based on the same principles as currently exist in auditing standards and was issued by the FASB to include accounting guidance that originated as auditing standards into the body of authoritative literature issued by the FASB. The standard addresses the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted this guidance during the quarterly period ended June 30, 2009. For the year ended December 31, 2009, the Company evaluated subsequent events through March 15, 2010, which was the date the accompanying financial statements were issued. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The Company’s financial statements as of and for the years ended December 31, 2009 and 2008 are contained on pages F-1 to F-16 of this Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

ITEM 9A.  CONTROL AND PROCEDURES.

(a)           Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that our disclosure controls and procedures were effective as of December 31, 2009.  The evaluation considered the procedures designed to ensure that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

Under supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control – Integrated Framework.  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This Annual Report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting.  Our management report was not subject to an audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

(c)           Evaluation of Changes in Internal Controls over Financial Reporting

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.  Based on that evaluation, our management concluded that, at the end of the period covered by this Annual Report, no deficiencies were identified in our internal controls over financial reporting which constitute a “material weakness.”

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

                The name, age and position of the Company's directors and executive officers are as follows. Our directors serve for a term of one (1) year, or until their successors are elected and qualified.

Name	Age	Position(s)

Joseph Azzata	50	CEO/Director
Anthony Nicolosi	39	President/Director
Albert Biehl	63	Director
Robert B. Taylor Jr.	68	Director
Jeffrey Rosenfeld	49	Director
Brian R. Neill	56	Chief Financial Officer

Joseph J. Azzata has served as the Chief Executive Officer and Director of the Company since December 2005.  He has over 25 years of experience in service related businesses Mr. Azzata co-founded Medical Connections, our principal operating subsidiary, in November 2002 and has served as Chief Executive Officer since that date.  Prior to 2002, Mr. Azzata co-founded a regional financial services firm which was later acquired by a larger industry company.

Anthony J.  Nicolosi has served as the President and Director of the Company since December 2005. Mr. Nicolosi has more than 12 years experience in investment banking and brokerage service companies.   Mr. Nicolosi co-founded Medical Connections, our principal operating subsidiary in November 2002. He previously served as president and CEO of Capital Market Partners, Inc., a brokerage firm, in Pompano Beach, Florida. Mr. Nicolosi also served as a Financial Executive with Citicorp Investment Services of Dania Beach, Florida.  Mr. Nicolosi attended Southern Connecticut University for two years and Florida Atlantic University for two years.

Brian R. Neill has served as our Chief Financial Officer since April 2008.  He has over 25 years of experience providing leadership in finance and operations to various companies ranging in size from privately held middle market companies to a Fortune 1000 publicly held corporation in the fields of biotech, engineering, data technology, retail and banking. He has worked as the executive vice president and chief financial officer for Lithia Motors, Inc. and Powersports, Inc. Mr. Neill holds a Bachelor of Science from Northwest Christian College and has been active over the years with Financial Executives Institute and has served on the executive committees of local United Way agencies.

Dr. Albert G. Biehl has served as a Director since July 2008.  He currently serves as the Vice President of Medical Affairs at Bethesda Memorial Hospital located in Boynton Beach, Florida. Prior thereto, from 1982 through 1999 he was a partner with Boca Surgical Associates located in Boca Raton, Florida.

Robert B. Taylor, Jr. has served as a Director since July 2008.  From 1979 through 2006, Mr. Taylor held various positions at the Bethesda Memorial Hospital including that of Senior Vice President of Finance and Treasurer. Currently, Mr. Taylor serves as a management consultant and analyst for the hospital.

Jeffrey Rosenfeld, has served as a Director since July 2008.   Mr. Rosenfeld has more than 15 years of business development and sales experience. In January 2007, he joined CBIZ, an international accounting and consulting firm as its East Coast Market Leader and currently serves as its nationwide vice president of sales and marketing. Prior to joining CBIZ, Mr. Rosenfeld held several different executive positions where he was involved with client acquisition, business development and strategic planning. Mr. Rosenfeld earned a B.S. in finance from Boston University.

Family Relationships

There are no family relationships between any of our directors or executive officers.

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

In June 2001, Mr. Nicolosi, entered into a Letter of Acceptance, Waiver and Consent ("AWC") with the NASD. Without admitting or denying the allegations or findings and solely for the purpose of the proceeding with the NASD, prior to a hearing and without an adjudication of any issue of law or fact, Mr. Nicolosi consented to the entry of findings that he used high-pressure sales tactics and knowingly made to customers numerous baseless predictions of substantial price increases and material misrepresentations of fact in connection with his solicitation of orders to purchase low-priced speculative securities and other securities.

Code of Ethics

The Company has adopted a Code of Ethics that meets the requirements of Section 406 of the Sarbanes-Oxley Act of 2002.   All officers, directors and employees are bound by the Code of Ethics.  A copy of our Code of Ethics is posted on our website at www.mcthcorporate.com.

Independence, Board Committees and Audit Committee

Our Board of Directors presently consists of five directors whose terms expire at this Annual Meeting. The Board of Directors has determined that all of the directors, with the exception of Joseph Azzata and Anthony Nicolosi are "independent directors" as that term is defined in the NASDAQ listing standards. Mr. Azzata and Mr. Nicolosi are not considered independent directors because they are employed as our Chief Executive Officer and President, respectively.

We do not have any formal requirements for Board membership. However, we believe that our Board of Directors as whole should be diverse and consist of individuals with various and relevant career experience, relevant technical skills, industry knowledge and experience, financial expertise and local or community ties.

We currently do not have separately designed audit, nominating or compensation committees.  Based on our size, early development stage and limited financial and human resources, we do not believe that creating committees separate and distinct from our full board of directors would be cost-effective at this time.   At this stage in our development, these functions can be adequately performed by our Board of Directors.  Further, we are currently quoted on the OTC Bulletin Board, which does not have any listing requirements mandating the establishment of any particular committees.  Currently, our entire Board acts as the audit committee.  Our board has determined that Mr. Taylor and Mr. Rosenfeld are ‘‘audit committee financial experts’’ as defined under the SEC rules and regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

We have no equity securities registered under Section 12(g) of the Securities Exchange Act of 1934, and accordingly, our officers, directors and principal shareholders are not required to file reports under Section 16(a) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table discloses compensation paid during the fiscal year ended December 31, 2009 to our (i) Chief Executive Officer, (ii) President and (iii) Chief Financial Officer. We refer to these officers as our Named Executive Officers in other parts of this proxy statement. We currently do not have any other individual employee of the Company designated as an executive officer.

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards(1)		Option Awards		All Other Comp(2)	Total

Joseph Azzata	2009	$330,209	$25,000	$230	(3)	-		$1,421	$356,860
Chief Executive Officer	2008	300,000	90,000	-		-		6,839	396,839
						-
Anthony Nicolosi	2009	$330,209	-	$230	(3)	-		$7,302	$337,741
President	2008	300,000	$90,000	-		-		6,839	396,839

Brian Neill	2009	$195,450	$12,500	$230,000	(4)	-		-	$437,950
Chief Financial Officer	2008	112,000		-		$15,000	(5)	-	127,000

(1)	Stock awards and stock options are valued based on the aggregate grant date fair value of the award on the date of grant and are computed in accordance with FASB ASC Topic 718.
(2)	Represents the dollar amount of the Company's match to the Named Executive's 401(K) plan.
(3)
Mr. Azzata and Mr. Nicolosi each received 230,000 shares of the Company's Series C preferred stock on Nov. 12, 2009 as compensation for services rendered to the Company.  Because the Series C shares are not convertible into shares of the Company's common stock, the shares have been valued based on the par value.

(4)	Mr. Neill received 500,000 shares of the Company's stock in June and in November, 2009.
(5)	Mr. Neill received a grant of 200,000 options on April 2008. This option grant was cancelled in June 2009.

Employment Agreements

On November 12, 2009, we entered into amended and restated employment agreements with Joseph Azzata, Chief Executive Officer, and Anthony Nicolosi, President. We also entered into a new employment agreement with Brian Neill, Chief Financial Officer. The agreements and are for three-year terms, which may be extended for additional one (1) year periods upon mutual consent of the executive and the board of directors.  Mr. Azzata and Mr. Nicolosi receive annual base salaries of $350,000, respectively.  Mr. Neill receives an annual base salary of $250,000.  These salaries are subject to an annual review by the board of directors and each is eligible to receive discretionary bonuses of up to 33% of their base salaries and an annual stock grant of at least one million shares of the Company’s common stock. All are eligible to participate in the benefit plans available to our senior executives.  If an executive’s employment is terminated without cause, the executive will be entitled to the greater of (a) base salary for the balance of the agreement’s term, or (b) one year’s base salary in effect at the time of the termination.  The employment agreements contain customary confidentiality and non-competition clauses. On March 26, 2010, the Company granted 500,000 shares of common stock to each of Mr. Azzata, Mr. Nicolosi, and Mr. Neill for their efforts in finalizing and executing a definitive stock purchase agreement with Trustaff Management, Inc. on March 12, 2010.

Outstanding Equity Awards at Fiscal Year End

Our Named Executive Officers did not have any unexercised stock options or unvested stock awards as of December 31, 2009.

Director Compensation Table

We do not currently compensate our directors in cash for their service as members of our board of directors.  We reimburse our directors for reasonable expenses in connection with our board of directors and committee meetings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of Common Stock at March 8, 2010 by (i) each Named Executive Officer, (ii) each director, (iii) all of our Named Executive Officers and directors as a group and (iv) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock.  Unless otherwise specified, we believe that all persons listed in the table possess sole voting and investment power with respect to all shares of the Company’s Common Stock that are beneficially owned by them. As of March 8, 2010, we had 59,117,761 shares of Common Stock issued and outstanding, 85,220 shares of Series A Preferred Stock, 1,000,000 shares of Series B Preferred Stock and 460,000 shares of series C Preferred Stock.

Holders of the Company's common stock, Series A preferred stock, Series B preferred stock and Series C preferred stock vote together as a single class on all matters, unless otherwise specified in the Florida Business Corporation Act. Each share of common stock and Series A preferred stock has 1 vote per share, each share of Series B preferred stock has 10 votes per share and each share of Series C preferred stock has 100 votes per share. Each Series A Preferred Share may be exchanged at any time for nineteen (19) shares of the Company’s $.001 par value Common Stock.  The Series B and Series C preferred stock are not convertible into shares of the Company's common stock.

	Shares Beneficially Owned
	Common Stock		Series B Preferred		Series C Preferred
	Shares	%	Shares	%	Shares	%	% Total Voting Power
Officers and Directors
Joseph Azzata	3,289,500	6.28	500,000	50	230,000	50	28.85

Anthony Nicolosi	3,289,500	6.28	500,000	50	230,000	50	28.85

Brian Neill	1,000,000	1.9	---	---	---	---	*

Albert Biehl	50,000	*	---	---	---	---	*

Robert B. Taylor	25,000	*	---	---	---	---	*

Jeffrey Rosenfeld	150,000	*	---	---	---	---	*

TOTAL	7,804,000	14.9	1,000,000	100	460,000	100	58.83

* Less than 1%

Equity Compensation Plan Information

        The following table sets forth information concerning our equity compensation plans as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
Equity compensation plans approved by security holders (2006 Plan)	50,000	––	50,000

Equity compensation plans not approved by security holders	0	––	0
Total	50,000	––	50,000

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During 2009 and 2008,  there has not been nor is there currently proposed any transaction or series of similar transactions to which the Company was or will be a party in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company's total assets at year-end for the last two completed fiscal years; and in which any director, executive officer, or shareholder owning more than 5% of our common stock, or any member of their immediate family had or will have a direct or indirect material interest.

For information regarding the independence of our directors, please see Item 10. Directors, Executive Officers and Corporate Governance – Independence, Board Committees and Audit Committee.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to us by DeMeo Young McGrath ("DeMeo") for professional services rendered for the fiscal years ended December 31, 2009 and 2009:

Fee Category	Fiscal 2009	Fiscal 2008
Audit Fees	$57,000	$41,979
Tax Fees	$4,049	$7,961
All Other Fees	$239,963	$0
Total Fees	$301,012	$49,940

Audit Fees. The aggregate fees billed for professional services rendered was $57,000 and $41,979  for the audit of our annual financial statements for the fiscal years ended December 31, 2009 and 2008, respectively, and the reviews of the financial statements included in our Forms 10-Q and Forms 10-QSB for those fiscal years.

Tax Fees.  The aggregate fees billed for professional services rendered was $ 4,049 and $7,961 for tax services for the fiscal years ended December 31, 2009 and 2008, respectively.

All Other Fees.  In addition to the services described above, there were other services amounting to $239,963 relating to the audit of a pending acquisition provided by DeMeo for the fiscal year ended December 31, 2009. There were no other such services provided in 2008.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Board's policy is to pre-approve all audit and permissible non-audit services provided by the independent public accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. DeMeo and management are required to periodically report to the Board regarding the extent of services provided by the independent public accountants in accordance with this pre-approval, and the fees for the services performed to date. The Board may also pre-approve particular services on a case by case basis. The Board approved one hundred percent (100%) of all such professional services provided by DeMeo during fiscal 2009 and 2008, respectively.

The Board has considered the nature and amount of the fees billed by DeMeo, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining DeMeo's independence.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

The information required to be presented by this item is presented commencing on page F-1 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

The information required to be presented by this item is presented commencing on page S-1 of this Annual Report on Form 10-K.

3.	Exhibits

See the Exhibit Index on page 35of this Annual Report on Form 10-K.

SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL CONNECTIONS HOLDINGS, INC.

	By:	/s/ Joseph Azzata
Joseph Azzata,
Chief Executive Officer and Director
Date: March 15, 2010

           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Azzata	Chief Executive Officer and Director	Date: March 15, 2010
Joseph Azzata	(Principal Executive Officer)

/s/ Anthony Nicolosi	President and Director	Date: March 15, 2010
Anthony Nicolosi

/s/ Brian Neill	Chief Financial Officer	Date: March 15, 2010
Brian Neill	(Principal Financial Officer)

/s/ Dr. Albert Biehl	Director	Date: March 15, 2010
Dr. Albert Biehl

/s/ Robert B. Taylor	Director	Date: March 15, 2010
Robert B. Taylor

/s/ Jeffrey Rosenfeld	Director	Date: March 15, 2010
Jeffrey Rosenfeld

INDEX TO EXHIBITS

Number	Exhibit Name and/or Identification of Exhibit

2.1
Share for Share Exchange Agreement between the Company and Medical Connections, Inc. (incorporated by reference to Schedule A of the Company’s Definitive Proxy Statement filed with the SEC on October 7, 2005).

3.1
Articles of Incorporation filed with the Florida Secretary of State on May 11, 1999 (incorporated by reference to Exhibit 3.1 of the Company's registration statement on Form SB-2 filed with the SEC on October 29, 2001).

3.2
Amendment to Articles of Incorporation filed with the Florida Secretary of State on June 25, 1999 (incorporated by reference to Exhibit 3.2 of the Company's registration statement on Form SB-2 filed with the SEC on October 29, 2001).

3.3
Articles of Amendment to Articles of Incorporation filed with the Florida Secretary of State on August 10, 1999 (incorporated by reference to Exhibit 3.3 of the Company's registration statement on Form SB-2 filed with the SEC on October 29, 2001).

3.4	Articles of Share Exchange of Webb Mortgage Depot, Inc. with Webb Mortgage Services Corporation and Webb Mortgage Corp. filed with the Florida Secretary of State on March 13, 2000 (incorporated by reference to Exhibit 3.4 of the Company's registration statement on Form SB-2 filed with the SEC on October 29, 2001).

3.5	Amendment to the Articles of Incorporation filed with the Florida Secretary of State (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed with the SEC on December 29, 2005).

3.6	Amendment to the Articles of Incorporation filed with the Florida Secretary of State on March 31, 2008 (incorporated by reference to Exhibit 3.7 of the Company's Form 10-KSB filed with the SEC on April 15, 2008).

3.7
Designation of Series C Preferred Stock filed with the Florida Secretary of State on November 12, 2009 (incorporated by reference to Exhibit 3.1 in the Company's Form 8-K filed with the SEC on November 13, 2009).

3.8	Bylaws (incorporated by reference to Exhibit 3.5 of the Company's registration statement on Form SB-2 filed with the SEC on October 29, 2001).

4.1	Form of Convertible Debenture (incorporated by reference to Exhibit 4.1 of the Company's Form 10-KSB filed with the SEC on April 15, 2008).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 of the Company's Form 10-KSB filed with the SEC on April 15, 2008).

10.1
Amended and Restated Employment Agreement dated November 12, 2009 between the Company and Joseph Azzata (incorporated by reference to Exhibit 10.1 in the Company's Form 8-K filed with the SEC on November 13, 2009).

10.2
Amended and Restated Employment Agreement dated November 12, 2009 between the Company and Anthony Nicolosi (incorporated by reference to Exhibit 10.2 in the Company's Form 8-K filed with the SEC on November 13, 2009).

10.3	Employment Agreement dated November 12, 2009 between the Company and Brian Neill (incorporated by reference to Exhibit 10.3 in the Company's Form 8-K filed with the SEC on November 13, 2009).

10.4
Office Lease dated June 22, 2009 between BRE/BOCA Corporate Center, LLC. and Medical Connections, Inc. (incorporated by reference to Exhibit 10.5 in the Company's Form 10-Q filed with the SEC on August 13, 2008)

10.5
Buy-Sell Agreement dated June 22, 2009 between Medical Connections, Inc. and Lou Sitaras for the sale of the property located in North Carolina (incorporated by reference to Exhibit 10.5 in the Company's Form 10-Q filed with the SEC on May 15, 2009.)

14.1	Code of Ethics (incorporated by reference to Exhibit 3.8 of the Company's Form 10-KSB filed with the SEC on April 15, 2008).

31.1	* Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	* Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 .1	* Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32 .2	* Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed Herewith

De Meo, Young, McGrath
A Professional Services Company

SUITE 517
2400 EAST COMMERCIAL BOULEVARD
FORT LAUDERDALE, FLORIDA 33308
(954) 351-9800
FAX (954) 938-8683
dym@dymco.net
____________________

Anthony De Meo, CPA*, ABV,PFS
Robert E. McGrath, CPA
Roberta N. Young, CPA
SUITE 459
2424 NORTH FEDERAL HIGHWAY
BOCA RATON, FLORIDA 33431
(561) 447-9800
FAX (561) 391-8856
boca@dymco.net
__________________

Michael I. Bloom, CPA
David B. Price, CPA
__________________

*regulated by the State of Florida

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Medical Connections Inc.

We have audited the accompanying consolidated balance sheet of Medical Connections Holdings, Inc. (the "Company"), a Florida corporation, as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Connection Holdings, Inc. at December 31, 2009 and December 31, 2008 and the results of their operations and their cash flows for the two years then ended in conformity with U.S. generally accepted accounting principles.

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

De Meo, Young, McGrath, CPA

/s/ DE MEO, YOUNG, MCGRATH, CPA

Fort Lauderdale, Florida
March 24, 2010

DYM
MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS:  MANAGEMENT CONSULTING SERVICES DIVISION; SEC PRACTICE SECTION;
PRIVATE COMPANIES PRACTICE SECTION; TAX DIVISION ● FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ● INSTITUTE OF BUSINESS APPRAISERS

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 and 2008

	December 31,	December 31,
	2009	2008
ASSETS

Cash	$1,017,843	$599,058
Accounts receivable, net	804,382	1,018,322
Prepaid expenses	98,515	175,309
Total current assets	1,920,740	1,792,689

Property and equipment	386,953	326,907
Less: accumulated depreciation	243,475	183,064
	143,478	143,843

Other assets
Security deposit	206,642	228,540
Intangible asset, net of amortization of $7,500	218,981	-
Investment - N. Carolina house	-	400,000
	425,623	628,540

Total assets	$2,489,841	$2,565,072

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$129,227	$357,265
Accrued expenses	85,063	81,539
Total current liabilities	214,290	438,804

Total liabilities	214,290	438,804

Stockholders' equity
Preferred stock, Class A, $.001 par value; 1,000,000 shares
authorized, 85,220 and 110,865 issued and outstanding, respectively	85	111
Preferred stock, Class B, $.001 par value; 1,000,000 shares
authorized, issued and outstanding	1,000	1,000
Preferred stock, Class C, $.001 par value; 460,000 shares
authorized, issued and outstanding	460	-
Common stock, $.001 par value, 70,000,000 shares authorized,
52,378,794 and 29,343,362 shares issued and outstanding, respectively	52,379	29,343
Additional paid-in capital	35,766,004	27,928,303
Accumulated deficit	(33,544,377)	(25,832,489)
Total stockholders' equity	2,275,551	2,126,268

Total liabilities and stockholders' equity	$2,489,841	$2,565,072

See the accompanying notes to the condensed consolidated financial statements

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

Revenue	$6,131,611	$7,066,990

Direct costs of revenue	4,466,871	4,257,929
Sales and marketing expenses	359,703	636,851
Recruiting - salaries and costs	2,102,727	2,782,672
Professional and consulting fees	2,662,194	2,735,360
General and administration expenses	3,596,723	3,793,578

Total operating expenses	13,188,218	14,206,390

	(7,056,608)	(7,139,400)

Interest expense	71	13,898
Interest income	(179)	(20,371)
Other	655,387	409,283

Total other expenses, net	655,279	402,810

Loss before income taxes	(7,711,887)	(7,542,210)

Income taxes	-	-

Net (loss)	$(7,711,887)	$(7,542,210)

Net loss per common share - basic and fully diluted	$(0.20)	$(0.28)

Weighted average common shares outstanding
- basic and fully diluted	37,965,000	26,512,963

See the accompanying notes to the condensed consolidated financial statements

Medical Connections Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2009 and 2008

	Preferred Stock "A"		Preferred Stock "B"		Preferred Stock "C"		Common Stock		Paid - In Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Totals

Balance January 1, 2008	118,630	$119	1,000,000	$1,000	-	$-	22,487,320	$22,487	$20,529,198	$(18,290,280)	$2,262,524

Common stock issued
for cash							6,108,507	6,109	6,794,407		6,800,516

Warrants issued									467,438		467,438

Common stock issued
for Preferred Stock "A"	(7,765)	(8)					147,535	148	(140)		-

Common stock issued
for compensation							600,000	600	137,400		138,000

Net loss for the year										(7,542,210)	(7,542,210)

Balance December 31, 2008	110,865	111	1,000,000	1,000	-	-	29,343,362	29,344	27,928,303	(25,832,490)	2,126,268

Common stock issued
for cash							17,249,571	17,250	6,624,782		6,642,032

Common stock issued
for acquisition of MSD							1,180,354	1,180	270,301		271,481

Common stock issued in
connection with dipostion
of NC property							400,000	400	91,600		92,000

Common stock issued
for Preferred Stock "A"	(25,645)	(26)					487,255	487	(462)		-

Issuance of
Preferred Stock "C"					460,000	460					460

Common stock issued
for compensation							3,718,252	3,718	851,479		855,197

Net loss for the year										(7,711,887)	(7,711,887)

Balance December 31, 2009	85,220	$85	1,000,000	$1,000	460,000	$460	52,378,794	$52,379	$35,766,004	$(33,544,377)	$2,275,551

See the accompanying notes to the consolidated financial statements

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

Net loss	$(7,711,887)	$(7,542,210)

Adjustments to reconcile net loss to net cash
Depreciation and amortization	112,910	63,393
Common stock issued for compensation	947,658	138,000
Decrease in fair value of asset held for investment	-	247,432
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable	213,940	(220,415)
Security deposit	21,898	(200,000)
Prepaid expenses	76,794	(137,503)
Accounts payable and accrued expenses	(224,514)	63,656

Net cash used in operating activities	(6,563,201)	(7,587,647)

Cash flow from investing activities
Acquisition of property and equipment	(60,046)	(31,107)
Proceeds from sale of investment property	400,000	-
Net cash provided by (used in) investing activities	339,954	(31,107)

Cash flow from financing activities
Proceeds from issuance of common stock and warrants	6,642,032	7,267,954
Payment on loan payable	-	(370,086)

Net cash provided by financing activities	6,642,032	6,897,868

Net increase (decrease) in cash and cash equivalents	418,785	(720,886)

Cash and cash equivalents at beginning of year	599,058	1,319,944

Cash and cash equivalents at end of year	$1,017,843	$599,058

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$71	$13,898
Taxes	$-	$-

See the accompanying notes to the condensed consolidated financial statements

Medical Connections Holding, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

    Medical Connections Holdings, Inc. and its subsidiaries, (the "Company") is an employment and executive search firm that provides recruiting services to its clients within the healthcare and medical industries throughout the United States. The Company was formed in Florida for the purpose of specializing in the recruitment and placement of healthcare professionals in a variety of employment settings.

    The Company operates under a holding company structure and has one direct wholly-owned operating subsidiary, Medical Connections, Inc., a Florida corporation ("Medical Connections") which was formed in 2002.  In December 2005, the Company acquired control of Webb Mortgage Depot, Inc. ("WMD"), a reporting company and predecessor to the Company which was formed in May 1999, pursuant to a share exchange agreement and changed WMD's name to Medical Connections Holdings, Inc.

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

    ALLOWANCE FOR DOUBTFUL ACCOUNTS / SALES ALLOWANCE

    Accounts are written off when management determines that an account is uncollectible Recoveries of accounts previously written off are recorded when received. Estimated allowances for doubtful accounts ($50,000) are determined to reduce the Company's receivables to their carrying value, which approximates fair value. Such allowances include a sales allowance ($60,000) for that portion of permanent placement revenue that may be discounted after a reasonable period of time.  Allowances are estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. Historically, the Company has not incurred any significant credit related losses.

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

ADVERTISING

The Company's policy is to expense the costs of advertising and marketing as they are incurred. Advertising expense for the years ended December 31, 2009 and 2008 was $359,703 and $636,851 respectively.

INCOME TAXES

We account for income taxes in accordance with ASC 740, Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes.  Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740.

ASC 740-10 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

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

EARNINGS (LOSS) PER SHARE OF COMMON STOCK

Income (Loss) per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the loss of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended December 31, 2009 and 2008.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

Certain amounts in 2008 were reclassified to conform to the 2009 presentation. These reclassifications had no effect on net loss for the periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued new guidance on business combinations. This guidance establishes principles and requirements for how the Company: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The business combinations guidance also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the business combination guidance on January 1, 2009.

In April 2009, the FASB issued guidance relating to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This pronouncement amends the guidance on business combinations to clarify the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This pronouncement requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, as determined in accordance with the fair value measurements guidance, if the acquisition-date fair value can be reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with the accounting guidance for contingencies. This pronouncement became effective for the Company as of January 1, 2009, and the provisions of the pronouncement are applied prospectively to business combinations with an acquisition date on or after the date the guidance became effective. The adoption of this pronouncement did not have a material impact on the Company’s financial position or results of operations.

The Company’s nonfinancial assets and liabilities measured at fair value on a nonrecurring basis include assets and liabilities acquired in connection with a business combination, goodwill and intangible assets. The Company adopted the fair value measurement guidance as it relates to these assets and liabilities on January 1, 2009.

    In April 2009, the FASB issued additional guidance on fair value measurements and disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. The new guidance requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has been a significant decrease in activity, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant, observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. This guidance did not impact the Company’s results of operations, cash flows or financial position for the year ended December 31, 2009.

    In August 2009, the FASB issued additional guidance on the fair value measurement of investments. The new guidance provides clarification on the measurement and reporting of a security in circumstances in which a quoted price in an active market for the identical security is not available. This guidance is effective for the first reporting period beginning after August 2009. This guidance, which was applied by the Company as of October 1, 2009, did not impact the Company’s results of operations, cash flows or financial position for the year ended December 31, 2009.

    In December 2007, the FASB issued guidance on noncontrolling interests which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (formerly known as minority interest) and for the deconsolidation of a subsidiary. This guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This guidance also requires presentation on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest, resulting in an increase to consolidated Net income. Historically, Net income attributable to noncontrolling interests was presented as minority interest expense. Under this new guidance, amounts reported as net income attributable to noncontrolling interests are now reported net of any applicable taxes. This guidance requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company applied this guidance prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which were applied retrospectively for all periods presented. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

    In April 2008, the FASB issued guidance on determining the useful life of intangible assets. The intent of the guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

    In May 2009, the FASB issued guidance on subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is based on the same principles as currently exist in auditing standards and was issued by the FASB to include accounting guidance that originated as auditing standards into the body of authoritative literature issued by the FASB. The standard addresses the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted this guidance during the quarterly period ended June 30, 2009.

    For the year ended December 31, 2009, the Company evaluated subsequent events through March 15, 2010, which was the date the accompanying financial statements were issued.

    Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3- ACQUISITION

    On May 25, 2009, the Company closed an asset purchase agreement with Medical Staffing Direct (MSD) formerly a Florida based staffing company. MSD previously operated as a provider of per-diem nurse staffing for large national hospital clients. MSD’s core business was conducted in the Florida and New York markets. The assets purchased include an investor list, accounts receivable, hospital contracts and industry relationships, which include several key MSD directors that will assist Medical Connections in future relationships with national clients. The Company issued 1,180,354 units consisting of one share of common stock and two warrants to purchase an additional share of common stock at $0.75 per share. The units were valued at $271,481, the fair market value of the shares and warrants on the date of acquisition. This amount was assigned to the purchased assets that had value, which was the investor list. The investor list was recorded at acquisition cost, to be amortized on a straight-line basis over the estimated useful life of 3.0 years. Amortization expense of $52,500 is included in general and administrative expense in the statement of operations for the year ended December 31, 2009.

NOTE 4- PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at December 31, 2009 and 2008:

	2009	2008

Leasehold Improvements	$78,762	$74,512
Office Furniture	109,912	109,912
Office Equipment	198,279	142,483
Total	386,953	326,907

Less: Accumulated Depreciation	(243,475)	(183,064)

	$143,478	$143,843

           Depreciation expense for the years ended December 31, 2009 and 2008 was $60,410 and $63,393 respectively.

NOTE 5 - STOCKHOLDERS' EQUITY

    SERIES A PREFERRED STOCK

    As of December 31, 2009, the Company had 1,000,000 shares of Series A Preferred Stock   authorized, $0.001 par value per share, and 85,220 shares were issued and outstanding.   Each holder of the Series A Preferred Stock may convert each share of Preferred Stock into nineteen (19) shares (the “Conversion Ratio”) of the Company’s Common Stock at any time. The Conversion Ratio is subject to adjustment in the event of any recapitalization or reorganization.  The Holders of the Series A Preferred Stock are required to tender the Series A Preferred Stock Certificate to the Company for redemption prior to issuance of any shares of Common Stock. Until such shares of Series A Preferred Shares are exchanged for the Company’s Common Shares, each holder of a Series A Preferred Share shall be entitled to one vote per share on all matters which are brought to a vote of the holders of our Common Stock.  Holders of the Series A Preferred Stock have no other rights or preferences. As of December 31, 2009, a total of 447,510 shares of Series A Preferred Stock have been converted into 8,502,690 shares of our Common Stock. There were 25,645 shares of Series A Preferred Stock converted into 487,255 shares of Common Stock during the year ended December 31, 2009.

    SERIES B PREFERRED STOCK

    As of December 31, 2009, the Company has 1,000,000 shares of Series B Preferred Stock authorized, $0.001 par value per share, and 1,000,000 shares issued and outstanding.  The par value per share of Series B Preferred Stock is $0.001.  Each share of Series B Preferred Stock has 10 votes per share and the Series B Preferred Stock is not convertible into shares of the Company's Common Stock.

    SERIES C PREFERRED STOCK

    As of December 31, 2009, the Company has 460,000 shares of Series C Preferred Stock authorized, $0.001 par value per share, and 460,000 shares issued and outstanding.  Each share of Series C Preferred Stock has 100 votes per share and will vote together with holders of the Company's common stock and Series B Preferred Stock as a single class on all matters presented to the Company's shareholders at an annual or special meeting (or pursuant to written consent), except with respect to the matters relating to the election of directors.  The holders of a majority of shares of the Company's Series C Preferred Stock will have the right to appoint a majority of the directors serving on the Company's Board. The Series C Preferred Stock does not have any dividend or liquidation preferences.

    COMMON STOCK

    As of December 31, 2009, the Company has 70,000,000 shares of common stock authorized, $0.001 par value per share, and 52,378,794 issued and outstanding.

    WARRANTS

    For the year ended December 31, 2009, the Company issued 238,854 warrants to purchase one share of Common Stock at $1.00 per share. The warrants, which expire two years after issuance, have no value based on computations using the Black-Scholes valuation model. The following assumptions were used in the model to determine the fair value of the warrants:

    a term of 2 years, risk-free rate of 3.00%, average volatility of 45%, and dividend yield of zero.

    During 2009, the Company issued 3,718,252 shares of its common stock for services rendered, at $ 0.23 per share fair market value, for a total cost of $855,197.

    During 2009, the Company converted 25,645 shares of its preferred stock A into 487,255 shares of its common stock pursuant to a Preferred Stock Agreement.

    During 2009, the Company sold 17,249,571 shares of its common stock and 238,854 warrants to purchase an equal number of shares of common stock, exercisable at $1.00 per share, for total net proceeds of $6,642,032.

NOTE 6 - STOCK OPTIONS AND WARRANTS

    At December 31, 2009, the Company had one stock based compensation plan, its 2006 Stock Incentive and Compensation Plan.  The Company accounts for the fair value of its grants under this plan in accordance with FASB 123R and FASB 148. The compensation cost that has been charged against income for this plan is $0 and $15,000 for the years ended December 31, 2009 and 2008, respectively.

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

    A summary of the status of the Company's stock option plans as of December 31, 2009 is presented below:

    Stock options activity for the year ended December 31, 2009:

	Options	Price

Options outstanding January 1, 2009	200,000	$2.45

Options retired	(200,000)	-

Options outstanding December 31, 2009	-	$-

NOTE 7 - STOCK OPTIONS AND WARRANTS (CONTINUED)

    There were no stock options outstanding and exercisable at December 31, 2009.

Warrant Grants

    In connection with various equity financings that we have secured, we have outstanding warrants to purchase a total of 6,333,494 shares of our common stock.

No. of Warrants	Grant Date	Exercise Price	Expiration Date
3,553,359	2008	$1.50	2010
232,854	2009	$1.00	2011
2,547,281	2009	$0.75	2011

NOTE 8 - PROVISION FOR INCOME TAXES

    The Company reported no tax expense or benefit for the year ended December 31, 2009 due to the net operating losses incurred during the period and a valuation allowance established against 100% of the Company’s deferred tax assets. At December 31, 2009 and 2008 deferred tax assets consist of the following:

	2009	2008

Deferred tax asset	$9,694,000	$6,475,000

Less: valuation allowance	(9,694,000)	(6,475,000)

Net deferred tax assets	$0	$0

    As of December 31, 2009, the Company had accumulated deficits approximating $26,200,000 available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in the future period.

    Management has assessed the realization of the net deferred tax assets and has determined that it is more likely than not that the  Company’s deferred tax assets for its  net operating loss carry forwards will not be realized. Due to the uncertainty of their realization, a valuation allowance of 100% continues to be provided against those net operating loss carry forwards.

    The Company adopted the provisions of ASC 740, previously FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously the Company has accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. The statute of limitations is still open on years 2006 and subsequent. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than–not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date the Company applied ASC 740 to all tax positions for which the statute of limitations remained open. As a result of the implementation of ASC 740, the Company did not recognize an increase in the liability for uncertain tax positions.

    The Company is subject to income taxes in the U.S. federal jurisdiction and a number of state jurisdictions, including the state of Florida. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for the years before 2006.

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

    The following is a schedule, by years, of future minimum rental  payments required under this operating lease that have initial or  remaining non-cancelable lease terms in excess of one year as of  December 31, 2009;

For the periods ended December 31, 2010	Amount Estimated
42,264
Total minimum payments required	$42,264

    In June 2008, the Company entered into a seven-year operating lease for new and larger office space.  The lease required a $200,000 security deposit with an occupancy date scheduled after January 2009. The security deposit acts as guarantee for performance under the terms of the lease. Assuming no defaults, the security deposit of $200,000 shall be reduced by $50,000 after expiration of each of the third, fourth, and fifth lease year, with $50,000 remaining as security until lease termination. The lease was modified effective September 1, 2009 to reduce the amount of square footage and to lower the rent expense. Under the new lease amendment, the monthly base rent begins at $13,830 and will increase by 3% each year for a total of $1,271,640 in future minimum rent payments. The Company is required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.

NOTE 10 – CONCENTRATIONS OF CREDIT RISK

    Financial instruments, which potentially expose the Company to concentrations of credit risks, consist primarily of trade receivables. The Company has attempted to minimize this risk by monitoring customers’ credit and payment activities.

    During the year ended December 31, 2009, the Company maintained accounts with a single financial institution. At times during the year, balances in these accounts exceeded the amount insured by the FDIC. Based on the Company’s bank statement balances at December 31, 2009 and 2008, the Company’s balances in excess of FDIC insurance limits were $767,843 and $499,058, respectively. In order to minimize its exposure, the Company conducts its business with one of the largest and well-capitalized banks in the United States.

    During the years ended December 31, 2009 and 2008, no single customer comprised a significant portion of revenue.

NOTE 11 - GOING CONCERN

    The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has sustained operating losses, and has little recurring revenues to sustain its operations. The revenue stream is not sufficient to fund expenses at this time. These items raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 13 – SUBSEQUENT EVENTS

    The Company evaluated all events and transactions that occurred after December 31, 2009 up through March 15, 2010, the date the Company issued these consolidated financial statements.

    On March 12, 2010, Medical Connections Holdings, Inc. (the "Company") entered into a stock purchase agreement ("Stock Purchase Agreement") with the shareholders pursuant to which the Company will acquire all of the issued and outstanding capital stock of Trustaff Management, Inc., an Ohio corporation and its five wholly-owned limited liability companies. Trustaff is a national health care staffing company with approximately 100 corporate staff supporting 500 healthcare professional working at various clients throughout the United States.  Based on financial information provided to the Company, Trustaff had revenues in excess of  $42 million during fiscal 2009, with profits in excess of $4.4 million. Trustaff's executive offices are located in Cincinnati, Ohio.

    Under the terms of the Stock Purchase Agreement, the Company expects to pay a purchase price equal to approximately $26 million in cash, with $19.5 million payable in cash at the closing, $4 million payable pursuant to a three year promissory note and $2.5 million will be placed in escrow to be used to fund any indemnification claims relating to certain tax liabilities.  The Company will also issue 1.5 million shares of its common stock to the Trustaff shareholders at the closing.    The purchase price is subject to adjustments following the closing.

    At the closing, the Company will also enter into employment agreements with four key employees/founders of Trustaff.  The closing of the transaction, which is currently expected to occur in the second quarter of this calendar year, is subject to customary closing conditions, including the Company's receipt of adequate financing to close the transaction.  There can be no assurances that the Company will be able to close this transaction.