Form 10-Q
period 2010-03-31
MEDICAL CONNECTIONS HOLDINGS, INC.
filed 2010-05-14
CIK 1140303

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No.  333-72376

MEDICAL CONNECTIONS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0920373
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 Glades Road Suite 202 E Boca Raton, Florida	33431
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code	(561) 353-1110

_____________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

 63,098,235 shares of Common Stock, $.001 par value as of April 30, 2010

INDEX

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets at March 31, 2010 (unaudited) and December 31, 2009	1

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and March 31, 2009 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and March 31, 2009 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements as of March 31, 2010 (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4T.	Controls and Procedures	14

PART II. – OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities	16

Item 3.	Defaults upon Senior Securities	15

Item 4.	(Removed and Reserved)	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

i

In this Quarterly Report on Form 10-Q, the terms "Company," "we," "us," and "our" refer to Medical Connections Holdings, Inc.  and its wholly-owned and majority-owned subsidiaries.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

	March 31,	December 31,
	2010	2009
ASSETS

Cash	$825,642	$1,017,843
Accounts receivable, net	750,288	804,382
Prepaid expenses	97,516	98,515
Total current assets	1,673,446	1,920,740

Property and equipment	442,957	386,953
Less: accumulated depreciation	255,642	243,475
	187,316	143,478

Other assets
Security deposit	206,642	206,642
Intangible asset, net	196,481	218,981
	403,123	425,623

Total assets	$2,263,885	$2,489,841

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$158,593	$129,227
Accrued expenses	125,871	85,063
Total current liabilities	284,463	214,290

Total liabilities	284,463	214,290

Stockholders' equity
Preferred stock, Class A, $.001 par value; 1,000,000 shares
authorized, 68,770 and 85,220 issued and outstanding, respectively	69	85
Preferred stock, Class B, $.001 par value; 1,000,000 shares
authorized, issued and outstanding	1,000	1,000
Preferred stock, Class C, $.001 par value; 460,000 shares
authorized, issued and outstanding	460	460
Common stock, $.001 par value, 70,000,000 shares authorized,
61,524,804 and 52,378,794 shares issued and outstanding, respectively	61,525	52,379
Additional paid-in capital	37,962,621	35,766,004
Accumulated deficit	(36,046,253)	(33,544,377)
Total stockholders' equity	1,979,422	2,275,551

Total liabilities and stockholders' equity	$2,263,885	$2,489,841

See the accompanying notes to the condensed consolidated financial statements

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)
	2010	2009
Revenue	$1,428,591	$1,529,648

Direct costs of revenue	1,044,313	1,102,106
Sales and marketing expenses	70,982	110,905
Recruiting - salaries and costs	437,338	626,698
Professional and consulting fees	775,528	304,709
General and administration expenses	950,074	826,356

Total operating expenses	3,278,235	2,970,774

	(1,849,645)	(1,441,126)

Interest expense	-	45
Interest income	(11)	(108)
Other	652,242	39,265

Total other expenses, net	652,231	39,202

Loss before income taxes	(2,501,876)	(1,480,328)

Income taxes	-	-

Net (loss)	$(2,501,876)	$(1,480,328)

Net loss per common share - basic and fully diluted	$(0.04)	$(0.05)

Weighted average common shares outstanding
- basic and fully diluted	57,386,034	29,844,160

See the accompanying notes to the condensed consolidated financial statements

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)
	2010	2009
Cash flow from operating activities
Net loss	$(2,501,876)	$(1,480,328)

Adjustments to reconcile net loss to net cash
Depreciation and amortization	34,667	20,997
Common stock issued for compensation	28,750	-
Decrease in fair value of asset held for investment	-	137,779
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable	54,094	257,163
Prepaid expenses	999	30,289
Accounts payable and accrued expenses	70,173	(192,084)

Net cash used in operating activities	(2,313,193)	(1,226,184)

Cash flow from investing activities
Acquisition of property and equipment	(56,004)	(55,796)
Net cash provided by (used in) investing activities	(56,004)	(55,796)

Cash flow from financing activities
Proceeds from issuance of common stock and warrants	2,176,997	790,474
Net cash provided by financing activities	2,176,997	790,474

Net increase (decrease) in cash and cash equivalents	(192,200)	(491,506)

Cash and cash equivalents at beginning of year	1,017,843	599,058

Cash and cash equivalents at end of year	$825,642	$107,552

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11	$45
Taxes	$-	$-

See the accompanying notes to the condensed consolidated financial statements

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

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

In our opinion, the accompanying condensed consolidated balance sheets and related interim statements of condensed consolidated operations and cash flows include the adjustments (consisting of normal and recurring items) necessary for their fair presentation in conformity with United States generally accepted accounting principles ("GAAP") and represent our accounts after the elimination of inter-company transactions. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2009 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

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

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING

The Company's policy is to expense the costs of advertising and marketing as they are incurred. Advertising expense for the three months ended March 31, 2010 and 2009 was $70,982 and $110,905, respectively.

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

INCOME (LOSS) PER SHARE OF COMMON STOCK

Income (Loss) per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the loss of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the three months ended March 31, 2010 and 2009.

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

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.  Management does not believe that this pronouncement will have a material effect on the Company’s financial statements.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.           A subsidiary or group of assets that is a business or nonprofit activity

2.           A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

3.           An exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.           Sales of in substance real estate.  Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2.           Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10. Management does not believe that this pronouncement will have a material effect on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010

NOTE 3 – STOCKHOLDERS' EQUITY

PREFERRED STOCK - A

As of March 31, 2010, the Company has 1,000,000 shares of Preferred Stock A authorized at $0.001 par value and 68,770 were issued and outstanding.   Each holder of the Series A Preferred Stock may convert each share of Preferred Stock into nineteen (19) shares (the “Conversion Ratio”) of the Company’s Common Stock at any time. The Conversion Ratio is subject to adjustment in the event of any recapitalization or reorganization.  The Holders of the Series A Preferred Stock are required to tender the Series A Preferred Stock Certificate to the Company for
redemption prior to issuance of any shares of Common Stock. Until such shares of Series A Preferred Shares are exchanged for the Company’s Common Shares, each holder of a Series A Preferred Share shall be entitled to one vote per share on all matters which are brought to a vote of the holders of our Common Stock.  Holders of the Series A Preferred Stock have no other rights or preferences. As of March 31, 2010, a total of 463,085 shares of Series A Preferred Stock have been converted into 8,798,615 shares of our Common Stock. There were 16,450 shares of Series A Preferred Stock converted into 312,550 shares of Common Stock during the three months ended March 31, 2010.

PREFERRED STOCK - B

As of March 31, 2010, the Company has 1,000,000 shares of Preferred Stock B authorized at $0.001 par value and 1,000,000 issued and outstanding.  Holders of the Series B Preferred Shares shall be entitled to ten votes per share for each Series B Preferred Share beneficially owned on all matters brought to a vote of the holders of the common stock.

PREFERRED STOCK - C

As of March 31, 2010, the Company has 460,000 shares of Series C Preferred Stock authorized, $0.001 par value per share, and 460,000 shares issued and outstanding.  Each share of Series C Preferred Stock has 100 votes per share and will vote together with holders of the Company's common stock and Series B Preferred Stock as a single class on all matters presented to the Company's shareholders at an annual or special meeting (or pursuant to written consent), except with respect to the matters relating to the election of directors.  The holders of a majority of shares of the Company's Series C Preferred Stock will have the right to appoint a majority of the directors serving on the Company's Board. The Series C Preferred Stock does not have any dividend or liquidation preferences.

COMMON STOCK

As of March 31, 2010, the Company has 70,000,000 shares of common stock authorized at $0.001 par value and 61,524,804 issued and outstanding. For the three months ended March 31, 2010, sales of 8,708,460 unregistered shares of common stock were made to accredited shareholders for $2,176,997. During the three months ended March 31, 2010, the Company issued 125,000 shares of its common stock for services rendered, at $ 0.23 per share fair market value, for a total cost of $28,750.

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010

NOTE 4 – STOCK OPTIONS AND WARRANTS

No stock options were issued or vested in the three months ended March 31, 2010.  At March 31, 2010, the Company had one stock based compensation plan, which is described below. The Company accounts for the fair value of its grants under this plan in accordance with FASB ASC Topic 718. Under the 2006 Stock Incentive and Compensation Plan, the Company may grant options to its employees. Under this plan, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. The options that were granted vest in one third increments commencing one year from the grant date with subsequent vesting at the second and third anniversary of the options grant date. The fair value of each option grant is estimated on the date of the grant using the prospective method of transition as prescribed by FASB ASC Topic 718.

A summary of the status of the Company's stock option/warrant plans as of March 31, 2010 is presented below:

Warrant Grants

In connection with various financings that we have secured, we have outstanding warrants to purchase a total of 6,333,494 shares of our common stock.

No. of Warrants	Grant Date	Exercise Price	Expiration Date
3,553,359	2008	$1.50	2010
232,854	2009	$1.00	2011
2,547,281	2009	$0.75	2011

NOTE 5 – PROVISION FOR INCOME TAXES

The Company reported no tax expense or benefit for the three months ended March 31, 2010 due to the net operating losses incurred during the period and a valuation allowance established against 100% of the Company’s deferred tax assets which are related to the net operating losses. At March 31, 2010, deferred tax assets consist of the following:

2010
Deferred tax asset	$10,619,000

Less: valuation allowance	(10,619,000)

Net deferred tax assets	$0

           As of March 31, 2010, the Company had accumulated deficits approximating $28,700,000 available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in the future period.

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010

NOTE 5 – PROVISION FOR INCOME TAXES (CONTINUED)

The Company adopted the provisions of ASC 740, previously FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes.  The statute of limitations is still open on years 2007 and subsequent.

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

The Company is subject to income taxes in the U.S. federal jurisdiction and a number of state jurisdictions, including the state of Florida. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for the years before 2007.

NOTE 6 – GOING CONCERN

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

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010

NOTE 7 – CONSULTING CONTRACTS

       The Company has engaged an investment banking firm to assist with its acquisition financing efforts. The Company pays a monthly fee of $20,000 for advisory services, and would incur a success fee once capital is raised. In addition, the Company from time to time makes use of investor relations firms and consultants to assist with its marketing.

NOTE 8 – STOCK PURCHASE AGREEMENT

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

At the closing, the Company will also enter into employment agreements with four key employees/founders of Trustaff.  The closing of the transaction, which is currently expected to occur in the third quarter of this calendar year, is subject to customary closing conditions, including the Company's receipt of adequate financing to close the transaction.  There can be no assurances that the Company will be able to close this transaction.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

                This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding  industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, those risks described in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on March 30, 2010, and the risks discussed in other SEC filings. These risks and uncertainties, as well as other risks and uncertainties, could cause our actual results to differ significantly from management’s expectations. The forward-looking statements included in this report reflect the beliefs of our management on the date of this report. We undertake no obligation to update publicly any forward-looking statements for any reason.

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

The Company generates revenues primarily from permanent placement hires and contract appointments:

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

Potential Acquisitions:  We may expand our operations through the acquisition of other medical staffing or placement agencies   Acquisitions would enable us to increase revenue and to integrate the acquired company’s operations into our existing business.  If successful, we will be able to extend our market presence.  On March 12, 2010, we entered into a stock purchase agreement to acquire all of the issued and outstanding capital stock of Trustaff Management, Inc., an Ohio corporation and its five wholly-owned limited liabilities companies.  We are in the process of completing our due diligence and there can be no assurances that we will be able to close this acquisition.

Three Months Ended March 31, 2010 (“first quarter of 2010”) Compared to Three Months Ended March 31, 2009 (“first quarter of 2009”)

Revenue for the first quarter of 2010 was $1,428,591, a decrease of $101,057, or 6.6%, when compared to $1,529,648 in the first quarter of 2009.   The two main components of revenue are permanent placement hires and contract appointments.

Revenue from permanent placement decreased $79,733, or 25.7%, to $230,074 for the first quarter of 2010 from $309,807 in the first quarter of 2009. The decrease in the first quarter of 2010 permanent placement revenue was due to the continuing high unemployment due to the decline in the economy and resultant decline in employment opportunities.

Revenue from contract appointments decreased $21,325, or 1.8%, to $1,198,516 in the first quarter of 2010 from $1,219,841 in the first quarter of 2009. This decrease was the result of the impact that the overall economic decline has had on temporary healthcare appointments.

The cost of sales for contract appointments decreased $47,095, or 4.3%, to $1,044,313 in the first quarter of 2010 from $1,091,408 in the first quarter of 2009. These costs represent personnel salaries, including benefits, temporary housing and travel costs. The gross profit from contract appointments increased to $154,203, (12.9% of revenue) in the first quarter of 2010 from $128,433 (10.5% of revenue) in the first quarter of 2009 due to a larger percentage of revenue being derived from slightly higher margin contracts during the first quarter 2010.

           Sales and marketing expenses were $70,982 in the first quarter of 2010, a decrease of $39,923, or 36.0%, from $110,905 in the first quarter of 2009. The decrease is due to expense reductions due to our efforts to realize a better return from our marketing expenditures.

Recruiting salaries and costs decreased $189,360, or 30.3%, to $437,338 in the first quarter of 2010, primarily due to the decline in permanent placement revenue and ongoing adjustments to recruiter commission compensation and staffing levels.

Professional and consulting fees increased $470,819, or 154.6%, to $775,528 in the first quarter of 2010 compared to the comparable period in the prior year, as the Company continued to utilize the services of consultants to assist with certain functions related to business development, finance and compliance.

General and administrative expenses increased $123,718, or 15.0%, to $950,074 in the first quarter of 2010 from $826,356 in the first quarter of 2009.  Included in these expenses in the first quarter 2010 were $22,500 in intangible asset amortization expense, $53,000 in rent expense and $60,000 in legal expenses.

Other expenses (income) for the three months ended March 31, 2010 and 2009 were $652,242 and $39,265, respectively.   Included in these expenses in the first quarter of 2010 were $450,000 in investor relations expense, $139,025 in legal and auditing expenses associated with our pending acquisition and $63,218 in investment banking expense.

Net losses for the first quarter ended March 31, 2010 and March 31, 2009 were $2,501,876 and $1,480,328, respectively.

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

As of March 31, 2010, total current assets were $1,673,446 as compared to $1,920,740 on December 31, 2009. The change in total current assets is primarily attributable to a decrease in cash of $192,201 to $825,642 compared to the December 31, 2009 balance of $1,017,843 and a decrease in accounts receivable of $54,094 to $750,288. The reduction in accounts receivable is primarily attributable to the decrease in revenue between the two periods.  Also, total current liabilities increased $70,173 to $284,463 when compared to the $214,290 balance as of December 31, 2009.  The change is attributable to the timing of payments to vendors and temporary hires.

As of March 31, 2010, property and equipment were $187,316 after accumulated depreciation.

For the three month period ended March 31, 2010, we raised $2,176,997 from the sale of 8,708,460 shares of our common stock in private offerings. During this same three month period, we issued 125,000 shares of our common stock for services rendered to us by consultants for a total cost of $28,750, using the fair market value price of $.23 per share.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying notes. Actual results could differ from these estimates under different assumptions or conditions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 — Significant Accounting Policies and Related Information, in the Notes to Consolidated Financial Statements for the year ended December 31, 2009, included in our 2009 Annual Report. There have been no significant changes to our critical accounting policies in the first quarter of 2010.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements. We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

None

ITEM 1A.    RISK FACTORS.

There has been no material changes in the risk factors associated with the Company’s operations since the filing of the Company’s Form 10-K which was filed with the Securities and Exchange Commission on March 30, 2010.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES

During the three month period ended March 31, 2010, we sold 8,708,460 shares of our common stock to accredited or sophisticated investors for aggregate gross proceeds of $2,176,997.

During the three month period ended March 31, 2010, there were conversions of 16,450 shares of our Series A preferred stock into 312,550 shares of our common stock.

During this same three month period, we issued 125,000 shares of our common stock for services rendered to us by consultants for a total cost of $28,750, using the fair market value price of $.23 per share.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

   None

ITEM 4.    (REMOVED AND RESERVED)

   Not Applicable.

ITEM 5.    OTHER INFORMATION

None

ITEM 6.   EXHIBITS

Exhibit No.	Exhibit Description

2.1	Stock Purchase Agreement dated March 12, 2010 by and between Medical Connections Holdings, Inc., Trustaff Management, Inc. and its shareholders. .+ (Portions of Exhibit 2.1 have been omitted pursuant to a request for confidential treatment with the SEC.)

31.1	Certification by the Chief Executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

+ Filed herewith

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

MEDICAL CONNECTIONS HOLDINGS, INC.

Date: May 14, 2010	By:	/s/ Joseph Azzata
Joseph Azzata,
Chief Executive Officer and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 14, 2010	By:	/s/ Joseph Azzata
Joseph Azzata,
Chief Executive Officer and Director

Date: May 14, 2010	By:	/s/ Brian Neill
Brian Neill,
Chief Financial Officer