Form 10-Q
period 2010-06-30
MEDICAL CONNECTIONS HOLDINGS, INC.
filed 2010-08-11
CIK 1140303

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
33----dddd33

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

 72,462,656 shares of Common Stock, $.001 par value as of August 4, 2010

INDEX

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

	June 30,	December 31,
	2010	2009
ASSETS

Cash	$546,230	$1,017,843
Accounts receivable, net	1,117,773	804,382
Prepaid expenses & other current assets	378,968	98,515
Total current assets	2,042,971	1,920,740

Property and equipment	689,028	386,953
Less: accumulated depreciation	271,901	243,475
	417,127	143,478
Other assets
Security deposit	206,642	206,642
Intangible asset, net	173,981	218,981
	380,623	425,623
Total assets	$2,840,721	$2,489,841

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$214,361	$129,227
Accrued expenses	186,491	85,063
Total current liabilities	400,852	214,290
Total liabilities	400,852	214,290

Stockholders' equity
Preferred stock, Class A, $.001 par value; 1,000,000 shares
authorized, 56,395 and 85,220 issued and outstanding, respectively	56	85
Preferred stock, Class B, $.001 par value; 1,000,000 shares
authorized, issued and outstanding	1,000	1,000
Preferred stock, Class C, $.001 par value; 460,000 shares
authorized, issued and outstanding	460	460
Common stock, $.001 par value, 125,000,000 shares authorized,
72,237,126 and 52,378,794 shares issued and outstanding, respectively	72,237	52,379
Additional paid-in capital	40,450,965	35,766,004
Accumulated deficit	(38,084,850)	(33,544,377)
Total stockholders' equity	2,439,869	2,275,551
Total liabilities and stockholders' equity	$2,840,721	$2,489,841

See the accompanying notes to the condensed consolidated financial statements

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009  (UNAUDITED)

	2010	2009
Revenue	$1,910,202	$1,555,315

Direct costs of revenue	1,414,593	1,160,906
Sales and marketing expenses	40,252	99,826
Recruiting - salaries and costs	418,619	514,535
Professional and consulting fees	722,150	588,914
General and administration expenses	1,013,506	864,088

Total operating expenses	3,609,120	3,228,269
	(1,698,919)	(1,672,954)

Interest expense	-	16
Interest income	(5)	(34)
Other	339,686	63,566
Total other expenses, net	339,681	63,548

Loss before income taxes	(2,038,600)	(1,736,503)

Income taxes	-	-

Net (loss)	$(2,038,600)	$(1,736,503)

Net loss per common share - basic and fully diluted	$(0.03)	$(0.05)
Weighted average common shares outstanding
- basic and fully diluted	67,171,382	33,273,026

See the accompanying notes to the condensed consolidated financial statements

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009  (UNAUDITED)

	2010	2009
Revenue	$3,338,792	$3,084,963
Direct costs of revenue	2,458,906	2,263,012
Sales and marketing expenses	111,234	210,731
Recruiting - salaries and costs	855,956	1,141,233
Professional and consulting fees	1,497,677	893,623
General and administration expenses	1,963,580	1,690,445
Total operating expenses	6,887,353	6,199,044
	(3,548,562)	(3,114,081)
Interest expense	-	61
Interest income	(16)	(142)
Other	991,928	102,831
Total other expenses, net	991,912	102,750
Loss before income taxes	(4,540,473)	(3,216,831)
Income taxes	-	-
Net (loss)	$(4,540,473)	$(3,216,831)
Net loss per common share - basic and fully diluted	$(0.07)	$(0.10)
Weighted average common shares outstanding
- basic and fully diluted	62,305,739	31,568,065

See the accompanying notes to the condensed consolidated financial statements

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

	2010	2009
Cash flow from operating activities
Net loss	$(4,540,473)	$(3,216,831)

Adjustments to reconcile net loss to net cash
Depreciation and amortization	73,426	49,838
Common stock issued for compensation	158,750	115,000
Common stock issued for common stock	-	(271,481)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable	(313,389)	221,142
Security deposit	-	21,898
Prepaid expenses & other current assets	(280,453)	28,575
Accounts payable and accrued expenses	186,562	(193,001)

Net cash used in operating activities	(4,715,577)	(3,244,860)

Cash flow from investing activities
Proceeds from sale of investment property		400,000
Acquisition of property and equipment	(302,075)	(55,796)
Net cash provided by (used in) investing activities	(302,075)	344,204

Cash flow from financing activities
Proceeds from issuance of common stock and warrants	4,546,040	3,088,989
Net cash provided by financing activities	4,546,040	3,088,989

Net increase (decrease) in cash and cash equivalents	(471,612)	188,333

Cash and cash equivalents at beginning of year	1,017,843	599,058

Cash and cash equivalents at end of year	$546,230	$787,391

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$61
Taxes	$-	$-

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING

The Company's policy is to expense the costs of advertising and marketing as they are incurred. Advertising expense for the six months ended June 30, 2010 and 2009 was $111,234 and $210,731, respectively.

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

INCOME (LOSS) PER SHARE OF COMMON STOCK

Income (Loss) per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the loss of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the six months ended June 30, 2010 and 2009.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, loans payable, lines of credit, convertible debentures and promissory notes approximate fair value because of the immediate or short-term maturity of these financial instruments.

NOTE 3 - STOCKHOLDERS' EQUITY

 PREFERRED STOCK - A

As of June 30, 2010, the Company has 1,000,000 shares of Preferred Stock A authorized at $0.001 par value per share and 56,395 were issued and outstanding.   Each holder of the Series A Preferred Stock may convert each share of Preferred Stock into nineteen (19) shares (the “Conversion Ratio”) of the Company’s Common Stock at any time. The Conversion Ratio is subject to adjustment in the event of any recapitalization or reorganization.  The Holders of the Series A Preferred Stock are required to tender the Series A Preferred Stock Certificate to the Company for redemption prior to issuance of any shares of Common Stock. Until such shares of Series A Preferred Shares are exchanged for the Company’s Common Shares, each holder of a Series A Preferred Share shall be entitled to one vote per share on all matters which are brought to a vote of the holders of our Common Stock.  Holders of the Series A Preferred Stock have no other rights or preferences. As of June 30, 2010, a total of 475,460 shares of Series A Preferred Stock have been converted into 9,033,740 shares of our Common Stock. There were 12,375 shares of Series A Preferred Stock converted into 235,125 shares of Common Stock during the three months ended June 30, 2010.

 PREFERRED STOCK - B

As of June 30, 2010, the Company has 1,000,000 shares of Series B Preferred Stock authorized at $0.001 par value per share and 1,000,000 issued and outstanding.  Holders of the Series B Preferred Stock shall be entitled to ten votes per share for each Series B Preferred Stock beneficially owned on all matters brought to a vote of the holders of the Common Stock.

 PREFERRED STOCK - C

As of June 30, 2010, the Company has 460,000 shares of Series C Preferred Stock authorized, $0.001 par value per share, and 460,000 shares issued and outstanding.  Each share of Series C Preferred Stock has 100 votes per share and will vote together with holders of the Company's common stock and Series B Preferred Stock as a single class on all matters presented to the Company's shareholders at an annual or special meeting (or pursuant to written consent), except with respect to the matters relating to the election of directors.  The holders of a majority of shares of the Company's Series C Preferred Stock will have the right to appoint a majority of the directors serving on the Company's Board. The Series C Preferred Stock does not have any dividend or liquidation preferences.

COMMON STOCK

As of June 30, 2010, the Company has 125,000,000 shares of Common Stock authorized at $0.001 par value per share and 72,237,126 issued and outstanding. For the three months ended June 30, 2010, the Company sold 9,477,040 shares of Common Stock to accredited or sophisticated shareholders for $2,369,043. During the three months ended June 30, 2010, the Company issued 1,000,000 shares of its Common Stock to two executives for services rendered, at $ 0.13 per share fair market value, for a total cost of $130,000.

NOTE 4 - STOCK OPTIONS AND WARRANTS

No stock options were issued or vested in the three months ended June 30, 2010.  At June 30, 2010, the Company had two stock based compensation plans:  (i) the Medical Connections Holdings, Inc. 2010 Stock Incentive Plan (“2010 Plan”) and (ii) the Medical Connections Holdings, Inc. 2006 Stock Incentive and Compensation Plan ("2006 Plan").    The Company accounts for the fair value of its grants under the 2010 Plan and the 2006 Plan in accordance with FASB ASC Topic 718.

In June 2010, the Company's shareholders approved the 2010 Plan pursuant to an information statement.  The 2010 Plan provides for the granting of up to 10 million shares of the Company's common stock through a variety of stock-based and cash-based awards to eligible individuals.   The stock based awards include stock options, restricted stock grants, stock appreciation rights, performance shares and performance units. Employees of the Company and its subsidiaries, members of the Board of Directors, independent consultants and advisors are eligible to participate in the 2010 Plan. The granting and vesting of stock and cash-based awards under the 2010 Plan is authorized by the Company’s Board of Directors or a committee of the Board of Directors.

The 2006 Plan provides for the granting of up to 50,000 shares of the Company's common stock through a variety of stock-based awards to eligible individuals.   The stock based awards include stock options, restricted stock grants and registered stock.  Employees of the Company and its subsidiaries, members of the Board of Directors, independent consultants and advisors are eligible to participate in the 2010 Plan. The granting and vesting of stock and cash-based awards under the 2006 Plan is authorized by the Company’s Board of Directors or a committee of the Board of Directors.

A summary of the status of the Company's stock option plans as of June 30, 2010 is presented below:

Warrant Grants

In connection with various financings that we have secured, we have outstanding warrants to purchase a total of 6,333,494 shares of our common stock.

No. of Warrants	Grant Date	Exercise Price	Expiration Date
3,553,359	2008	$1.50	2010
232,854	2009	$1.00	2011
2,547,281	2009	$0.75	2011

NOTE 5 - PROVISION FOR INCOME TAXES

The Company reported no tax expense or benefit for the six months ended June 30, 2010 due to the net operating losses incurred during the period and a valuation allowance established against 100% of the Company’s deferred tax assets. At June 30, 2010 deferred tax assets consist of the following:

2010
Deferred tax asset	$10,745,000

Less: valuation allowance	(10,745,000)

Net deferred tax assets	$0

 As of June 30, 2010, the Company had accumulated deficits approximating $30,700,000 available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in the future period.

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

NOTE 6- GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has sustained operating losses and its revenue stream is not sufficient to fund expenses at this time. The Company has issued stock to continue to fund operations. The Company's continued existence is dependent upon its ability to generate sufficient cash flows from equity financing and service revenues. These items raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 7- STOCK PURCHASE AGREEMENT

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

 Under the terms of the Stock Purchase Agreement, the Company expects to pay a purchase price equal to approximately $26 million, with $19.5 million payable in cash at the closing, $4 million payable pursuant to a three year promissory note and $2.5 million will be placed in escrow to be used to fund any indemnification claims relating to certain tax liabilities.  The Company will also issue 1.5 million shares of its common stock to the Trustaff shareholders at the closing.    The purchase price is subject to adjustments following the closing.

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

NOTE 8 – SUBSEQUENT EVENTS

        On July 16, 2010, our former Chief Executive Officer resigned. On July 19, 2010, he repaid to the Company $158,642 which was included in prepaid expenses in the Company’s Consolidated Balance Sheet as of June 30, 2010. In connection with his resignation, our former Chief Executive Officer entered into a separation and release agreement ("Separation Agreement") with the Company effective as of July 16, 2010. Pursuant to the Separation Agreement, our former Chief Executive Officer returned the 500,000 shares of the Company's Series B Preferred Stock and the 230,000 shares of the Company’s Series C Preferred Stock beneficially owned by him to the Company, effective as of July 16, 2010. The shares involved were subsequently returned to the Company and are available for reissuance as part of any series of blank check preferred shares.

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

●
Permanent Placement Hires: This activity includes the hiring of allied health professionals, nurses, physicians, pharmacists and other medical personnel to be employed in healthcare or research facilities. Under this arrangement, we receive a placement fee ranging from 10% to 30% of the employee’s initial annual salary, or a negotiated fee, which is predetermined based upon medical specialty.

●
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

Three Months Ended June 30, 2010 (“second quarter of  2010”) Compared to Three Months Ended June 30, 2009 (“second quarter of 2009”)

Revenue for the second quarter of 2010 was $1,910,202, an increase of $354,887, or 22.9%, when compared to $1,555,315 in the second quarter of 2009.   The two main components of revenue are permanent placement hires and contract appointments.

Revenue from permanent placement increased $77,327, or 34.4%%, to $302,495 for the second quarter of 2010 from $225,168 in the second quarter of 2009. The increase in permanent placement hires in the second quarter of 2010  was due to the gradually improving employment picture in healthcare.

Revenue from contract appointments increased $277,557, or 20.9%, to $1,607,705 in the second quarter of 2010 from $1,330,148 in the second quarter of 2009. This increase is attributable to the gradually increasing use of contract hires in the allied field.

Direct Costs associated with contract appointments increased $251,210, or 21.7%, to $1,411,843 in the second quarter of 2010 from $1,160,633 in the second quarter of 2009. These costs represent personnel salaries and benefits, temporary housing and travel costs. Direct Costs increased at a slightly higher rate than revenue due to a change in the mix of contracts during the period. The gross profit from contract appointments increased to $195,862, (12.2% of revenue) in the second quarter of 2010 from $169,515 (12.7% of revenue) in the second quarter of 2009.

Sales and marketing expenses were $40,252 in the second quarter of 2010, a decrease of $59,574, or 59.7%, from $99,826 in the second quarter of 2009. The decrease is due to ongoing efforts to maximize returns from our marketing expenditures.

Recruiting salaries and costs decreased $95,916, or 18.7%, to $418,619 in the second quarter of 2010, due to ongoing adjustments to recruiter commission compensation and staffing levels.

Professional and consulting fees increased $133,236, or 22.7%, to $722,150 in the second quarter of 2010 compared to the comparable period in the prior year, as the Company continued to utilize the services of consultants to assist with certain functions related to business development, finance and compliance.

General and administrative expenses increased $149,418, or 17.3%, to $1,013,506 in the second quarter of 2010 from $864,088 in the second quarter of 2009.  Included in these expenses in the second quarter 2010 were $81,000 in rent expense, $54,000 in leasehold improvements amortization, and $15,000 in intangible asset amortization expense.

Other expenses (income) for the second quarters of 2010 and 2009 were $339,686 and $63,566, respectively.   Included in these expenses in the second quarter of 2010 were $180,000 in investor relations expense, $99,686 in legal and auditing expenses associated with our pending acquisition and $60,000 in investment banking expense.
Net losses for the second quarters ended June 30, 2010 and June 30, 2009 were $2,038,600 and $1,736,503, respectively.

Six Months Ended June 30, 2010 (“first half of 2010”) Compared to Six Months Ended June 30, 2009 (“first half of 2009”)

Revenue for the first half of 2010 was $3,338,792, an increase of $253,829, or 8.3%, when compared to $3,084,963 in revenue for the same period one year ago.  Revenue from permanent placement was basically flat at $532,569 in the first half of 2010 compared to $534,974 for the first half of 2009.

Revenue from contract appointments increased $256,232, or 10.1% in the first half of 2010 to $2,806,221 from $2,549,989 in revenue in the first half of 2009. This increase was the result of continued expansion in the employment of temporary hires (typically, 13 week contracts) in the allied healthcare field.

The Direct Costs associated with contract appointments in the first half of 2010 increased $193,417 or 8.6%, to $2,456,156 from $2,262,739 in 2009. These costs represent personnel salaries and benefits, temporary housing and travel costs. The gross profit from contract appointments increased to $350,065, (12.5% of revenue) from $287,250 (11.3% of revenue) in 2009.

Sales and marketing expenses were $111,234 in the first half of 2010, a decrease of $99,497, or 47.3%, from $210,731 in the first half of 2009. The decrease is due to our ongoing efforts to maximize returns from our marketing expenditures.

Recruiting salaries and costs decreased $285,277, or 25.0%, to $855,956 in 2010, primarily due to ongoing adjustments to recruiter commission compensation and staffing levels.

Professional and consulting fees increased $604,054, or 67.6%, to $1,497,677 in 2010 compared to the comparable period in the prior year, as the Company continued to utilize the services of consultants to assist with certain functions related to business development, finance, and compliance.

General and administrative expenses increased $273,135, or 16.2%, to $1,963,580 in 2010 from $1,690,445 in 2009. Included in these expenses in the first half of 2010 were $135,000 in rent expense, $78,000 in depreciation and leasehold improvements amortization, and $63,000 in legal expense.

Other expenses (income) for the six months ended June 30, 2010 and 2009 were $991,928 and $102,831, respectively.  Included in these expenses in 2010 were $630,000 in investor relations expense, $238,711 in legal and auditing expenses associated with our pending acquisition and $123,218 in investing banking expense.

Net losses for 2010 and 2009 were $4,540,473 and $3,216,831 respectively.

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

As of June 30, 2010, total current assets were $2,042,971 as compared to $1,920,740 on December 31, 2009. The change in total current assets is primarily attributable to a decrease in cash of $471,613 to $546,230 compared to the December 31, 2009 balance of $1,017,843 and an increase in accounts receivable of $313,391 to $1,117,773. The increase in accounts receivable is primarily attributable to the increase in revenue between the two periods. Prepaid expenses and other current assets increased due to purchases of property and equipment and a short-term employee advance repaid in the beginning of the third quarter 2010.  Total current liabilities increased $186,562 to $400,852 when compared to the $214,290 balance as of December 31, 2009.  The change is attributable to the timing of payments to vendors and temporary hires.

As of June 30, 2010, property and equipment were $417,127 after accumulated depreciation.

For the three month period ended June 30, 2010, we raised $2,369,043 from the sale of 9,477,040 shares of our common stock in private offerings.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying notes. Actual results could differ from these estimates under different assumptions or conditions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 — Significant Accounting Policies and Related Information, in the Notes to Consolidated Financial Statements for the year ended December 31, 2009, included in our 2009 Annual Report. There have been no significant changes to our critical accounting policies in the second quarter of 2010.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements. We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.  The evaluation considered the procedures designed to ensure that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

During the three month period ended June 30, 2010, we sold 9,477,040 shares of our common stock to accredited or sophisticated investors for aggregate gross proceeds of $2,369,043.

During the three month period ended June 30, 2010, there were conversions of 12,375 shares of our Series A preferred stock into 235,125 shares of our common stock. Each holder of the Series A preferred stock may convert each share of preferred stock into nineteen (19) shares of the Company’s common stock at any time.

During this same three month period, we issued 1,000,000 shares of our common stock as bonus payments for services rendered to us by two executives for a total cost of $130,000, using the fair market value price of $0.13 per share.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

 None

ITEM 4.   (REMOVED AND RESERVED)

 Not Applicable.

ITEM 5.  OTHER INFORMATION
                 None

ITEM 6.   EXHIBITS

Exhibit No.	Exhibit Description

2.1	Amendment to the Articles of Incorporation of Medical Connections Holdings, Inc. filed with the Florida Secretary of State on June 30, 2010. +

31.1	Certification by the Chief Executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

+ Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

MEDICAL CONNECTIONS HOLDINGS, INC.

Date: August 11, 2010	By:	/s/ Jeffrey Rosenfeld
Jeffrey Rosenfeld,
Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 11, 2010	By:	/s/ Jeffrey Rosenfeld
Jeffrey Rosenfeld
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 11, 2010	By:	/s/ Brian Neill
Brian Neill
Chief Financial Officer (Principal Financial Officer)