Form 10-Q
period 2010-09-30
MEDICAL CONNECTIONS HOLDINGS, INC.
filed 2010-11-12
CIK 1140303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No.  333-72376

MEDICAL CONNECTIONS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0920373
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4800 T Rex Avenue Suite 310 Boca Raton, Florida	33431
(Address of principal executive office)	(Zip Code)

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

 81,825,209 shares of Common Stock, $.001 par value as of November 4, 2010

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

	September 30,	December 31,
	2010	2009
ASSETS

Cash	$459,949	$1,017,843
Accounts receivable, net	1,359,051	804,382
Prepaid expenses	3,995	98,515
Total current assets	1,822,995	1,920,740

Property and equipment	917,314	386,953
Less: accumulated depreciation	281,426	243,475
	635,888	143,478

Other assets
Security deposit	206,642	206,642
Intangible asset, net	151,481	218,981
	358,123	425,623

Total assets	$2,817,006	$2,489,841

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$421,233	$129,227
Accrued expenses	232,241	85,063
Total current liabilities	653,473	214,290

Total liabilities	653,473	214,290

Stockholders' equity
Preferred stock, Class A, $.001 par value; 1,000,000 shares
authorized, 55,845 and 85,220 issued and outstanding, respectively	56	85
Preferred stock, Class B, $.001 par value; 500,000 shares
authorized, issued and outstanding	500	1,000
Preferred stock, Class C, $.001 par value; 1,200,000 shares
authorized, issued and outstanding	1,200	460
Common stock, $.001 par value, 125,000,000 shares authorized,
76,989,972 and 52,378,794 shares issued and outstanding, respectively	76,990	52,379
Additional paid-in capital	41,350,829	35,766,004
Accumulated deficit	(39,266,042)	(33,544,377)
Total stockholders' equity	2,163,533	2,275,551

Total liabilities and stockholders' equity	$2,817,006	$2,489,841

See the accompanying notes to the condensed consolidated financial statements

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009  (UNAUDITED)

	2010	2009
Revenue	$2,264,713	$1,552,899

Direct costs of revenue	1,755,751	1,080,345
Sales and marketing expenses	30,552	65,439
Recruiting - salaries and costs	420,800	576,576
Professional and consulting fees	224,375	681,232
General and administration expenses	819,505	908,272

Total operating expenses	3,250,983	3,311,864

	(986,271)	(1,758,965)

Interest expense	-	10
Interest income	(1)	(19)
Other	198,366	166,031

Total other expenses, net	198,365	166,022

Loss before income taxes	(1,184,636)	(1,924,987)

Income taxes	-	-

Net (loss)	$(1,184,636)	$(1,924,987)

Net loss per common share - basic and fully diluted	$(0.02)	$(0.05)

Weighted average common shares outstanding
- basic and fully diluted	75,231,815	38,743,431

See the accompanying notes to the condensed consolidated financial statements

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009  (UNAUDITED)

	2010	2009
Revenue	$5,603,505	$4,637,862

Direct costs of revenue	4,214,657	3,343,357
Sales and marketing expenses	141,786	276,170
Recruiting - salaries and costs	1,276,756	1,717,809
Professional and consulting fees	1,722,052	1,574,855
General and administration expenses	2,783,085	2,598,717

Total operating expenses	10,138,336	9,510,908

	(4,534,832)	(4,873,046)

Interest expense	-	71
Interest income	(17)	(161)
Other	1,190,294	268,862

Total other expenses, net	1,190,277	268,772

Loss before income taxes	(5,725,109)	(5,141,818)

Income taxes	-	-

Net (loss)	$(5,725,109)	$(5,141,818)

Net loss per common share - basic and fully diluted	$(0.09)	$(0.15)

Weighted average common shares outstanding
- basic and fully diluted	66,661,779	33,986,137

See the accompanying notes to the condensed consolidated financial statements

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	2010	2009
Cash flow from operating activities
Net loss	$(5,725,109)	$(5,141,818)

Adjustments to reconcile net loss to net cash
Depreciation and amortization	108,894	76,115
Common stock issued for compensation	275,000	372,198
Common stock issued for common stock	-	(271,481)
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable	(554,669)	163,853
Security deposit	-	21,898
Prepaid expenses	94,520	75,148
Accounts payable and accrued expenses	439,184	(168,382)

Net cash used in operating activities	(5,362,180)	(4,872,469)

Cash flow from investing activities
Proceeds from sale of investment property		400,000
Acquisition of property and equipment	(530,361)	(55,796)
Net cash provided by (used in) investing activities	(530,361)	344,204

Cash flow from financing activities
Proceeds from issuance of common stock and warrants	5,334,648	4,605,964
Net cash provided by financing activities	5,334,648	4,605,964

Net increase (decrease) in cash and cash equivalents	(557,893)	77,699

Cash and cash equivalents at beginning of year	1,017,843	599,058

Cash and cash equivalents at end of year	$459,949	$676,757

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$71
Taxes	$-	$-

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING

The Company's policy is to expense the costs of advertising and marketing as they are incurred. Advertising expense for the nine months ended September 30, 2010 and 2009 was $141,786 and $276,170, respectively.

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

INCOME (LOSS) PER SHARE OF COMMON STOCK

Income (Loss) per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the loss of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the nine months ended September 30, 2010 and 2009.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, loans payable, lines of credit, convertible debentures and promissory notes approximate fair value because of the immediate or short-term maturity of these financial instruments.

NOTE 3 - STOCKHOLDERS' EQUITY

 PREFERRED STOCK - A

As of September 30, 2010, the Company has 1,000,000 shares of Series A Preferred Stock authorized, par value of $0.001 per share and 55,845 shares issued and outstanding.   Each holder of the Series A Preferred Stock may convert each share of Preferred Stock into nineteen (19) shares (the “Conversion Ratio”) of the Company’s Common Stock at any time. The Conversion Ratio is subject to adjustment in the event of any recapitalization or reorganization.  The Holders of the Series A Preferred Stock are required to tender the Series A Preferred Stock Certificate to the Company for redemption prior to issuance of any shares of Common Stock. Until such shares of Series A Preferred Shares are exchanged for the Company’s Common Shares, each holder of a Series A Preferred Share shall be entitled to one vote per share on all matters which are brought to a vote of the holders of our Common Stock at an annual or special meeting (or pursuant to written consent).  Holders of the Series A Preferred Stock have no other rights or preferences. As of September 30, 2010, a total of 476,010 shares of Series A Preferred Stock have been converted into 9,044,190 shares of our Common Stock. There were 550 shares of Series A Preferred Stock converted into 10,450 shares of Common Stock during the three months ended September 30, 2010.

 PREFERRED STOCK - B

As of September 30, 2010, the Company has 500,000 shares of Preferred Stock B authorized, par value of $0.001 per share, and 500,000 shares issued and outstanding.  Each share of Series B Preferred Stock has 10 votes per share and will vote together with holders of the Company's common stock, Series A Preferred Stock and Series C Preferred Stock as a single class on all matters presented to the Company's shareholders at an annual or special meeting (or pursuant to written consent), except with respect to the matters relating to the election of directors and as otherwise required by Florida law. The Series B Preferred Stock does not have any dividend or liquidation preferences.

PREFERRED STOCK - C

As of September 30, 2010, the Company has 1,200,000 shares of Series C Preferred Stock authorized, $0.001 par value per share, and 1,200,000 shares issued and outstanding.  Each share of Series C Preferred Stock has 100 votes per share and will vote together with holders of the Company's common stock, Series A Preferred Stock and Series B Preferred Stock as a single class on all matters presented to the Company's shareholders at an annual or special meeting (or pursuant to written consent), except with respect to the matters relating to the election of directors and as otherwise required by Florida law.  The holders of a majority of shares of the Company's Series C Preferred Stock will have the right to appoint a majority of the directors serving on the Company's Board. The Series C Preferred Stock does not have any dividend or liquidation preferences.

COMMON STOCK

As of September 30, 2010, the Company has 125,000,000 shares of Common Stock authorized at a par value of $0.001 par value and 76,989,972 issued and outstanding. For the three months ended September 30, 2010, the Company sold 3,232,553 shares of its Common Stock in a private offering for aggregate proceeds of $788,366. During the three months ended September 30, 2010, the Company issued 1,550,000 shares of its Common Stock for services rendered, at $ 0.105 per share fair market value, for a total cost of $162,750.

NOTE 4 - STOCK OPTIONS AND WARRANTS

At September 30, 2010, the Company had one stock based compensation plan, the Medical Connections Holdings, Inc. 2010 Stock Incentive Plan (“2010 Plan”).   The Company accounts for the fair value of its grants under the 2010 Plan in accordance with FASB ASC Topic 718.  In June 2010, the Company's shareholders approved the 2010 Plan pursuant to an information statement. The 2010 Plan provides for the granting of up to 10 million shares of the Company's common stock through a variety of stock-based and cash-based awards to eligible individuals. The stock based awards include stock options, restricted stock grants, stock appreciation rights, performance shares and performance units. Employees of the Company and its subsidiaries, members of the Board of Directors, independent consultants and advisors are eligible to participate in the 2010 Plan. The granting and vesting of stock and cash-based awards under the 2010 Plan is authorized by the Company’s Board of Directors or a committee of the Board of Directors.  The Company issued an aggregate of 1.5 million shares of its common stock under the 2010 Plan to three executives in the three months ended September 30, 2010.

Warrant Grants

In connection with various financings that we have secured, we have outstanding warrants to purchase a total of 8,723,894 shares of our common stock.

No. of Warrants	Grant Date	Exercise Price	Expiration Date
3,553,359	2008	$1.50	2010
232,854	2009	$1.00	2011
2,547,281	2009	$0.75	2011
2,390,400	2010	$0.01	2012

NOTE 5 - PROVISION FOR INCOME TAXES

The Company reported no tax expense or benefit for the nine months ended September 30, 2010 due to the net operating losses incurred during the period and a valuation allowance established against 100% of the Company’s deferred tax assets. At September 30, 2010 deferred tax assets consist of the following:

2010
Deferred tax asset	$11,130,000

Less: valuation allowance	(11,130,000)

Net deferred tax assets	$0

As of September 30, 2010, the Company had accumulated deficits approximating $31,800,000 available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in the future period.

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

NOTE 7 – SUBSEQUENT EVENTS

On October 25, 2010, the Company received $2.5 million in capital from the sale of common stock to an investment group. The capital will be used for acquisitions, working capital and other corporate purposes.

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

General

Medical Connections Inc., our wholly owned subsidiary, is a national provider for medical recruitment and staffing services.  Established in 2002 to satisfy the increasing need for qualified healthcare professionals, our business is to identify, select and place the best allied health specialists, pharmacists, physicians, nurses and hospital management executives. We provide recruiting and staffing services for permanent and temporary positions with options for the clients and candidates to choose the most beneficial working arrangements.

We generate revenues primarily from permanent placement hires and contract appointments:

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

Potential Acquisitions:  We may expand our operations through the acquisition of other medical staffing or placement agencies   Acquisitions would enable us to increase revenue and to integrate the acquired company’s operations into our existing business.  If successful, we will be able to extend our market presence.  On March 12, 2010, we entered into a stock purchase agreement to acquire all of the issued and outstanding capital stock of Trustaff Management, Inc., an Ohio corporation and its five wholly-owned limited liabilities companies.  We are in the process of satisfying other closing conditions and there can be no assurances that we will be able to close this acquisition.

Three Months Ended September 30, 2010 (“third quarter of 2010”) Compared to Three Months Ended September 30, 2009 (“third quarter of 2009”)

Revenue for the third quarter of 2010 was $2,264,713, an increase of $711,814, or 45.8%, when compared to $1,552,899 in the third quarter of 2009.   The two main components of revenue are permanent placement hires and contract appointments.

Revenue from permanent placement decreased $57,015, or 18.5%, to $250,561 for the third quarter of 2010 from $307,576 in the third quarter of 2009. The decrease in permanent placement hires in the third quarter of 2010 was due to the ongoing unemployment picture that has resulted in employers not yet being willing or able to make permanent hires.

Revenue from contract appointments increased $768,829, or 61.7%, to $2,014,152 in the third quarter of 2010 from $1,245,323 in the third quarter of 2009. This increase is attributable to improvements in the overall hiring of temporary staffing to fill employment needs of skilled healthcare facilities.

Direct costs associated with contract appointments increased $671,530, or 62.1%, to $1,753,000 in the third quarter of 2010 from $1,081,470 in the third quarter of 2009. These costs represent personnel salaries and benefits, temporary housing and travel costs. The gross profit from contract appointments increased to $261,152 in the third quarter of 2010 from $163,853 in the third quarter of 2009.

           Sales and marketing expenses were $30,552 in the third quarter of 2010, a decrease of $34,887, or 53.3%, from $65,439 in the third quarter of 2009. The decrease is due to ongoing efforts to reduce overhead and maximize returns from our marketing expenditures.

Recruiting salaries and costs decreased $155,776, or 27.0%, to $420,800 in the third quarter of 2010, due to ongoing adjustments to recruiter commission compensation.

Professional and consulting fees decreased $456,857, or 67.1%, to $224,375 in the third quarter of 2010 compared to the comparable period in the prior year, as the Company relied less on consultants to assist with services related to business development, finance and compliance.

General and administrative expenses decreased $88,767, or 9.8%, to $819,505 in the third quarter of 2010 from $908,272 in the third quarter of 2009.

Other expenses (income) for the third quarters of 2010 and 2009 were $198,366 and $166,031, respectively.   Included in these expenses in the third quarter of 2010 was $165,299 in investor relations expense, $13,067 in legal and auditing expenses associated with our pending acquisitions and $20,000 in investment banking expense.

Net losses for the third quarters ended September 30, 2010 and September 30, 2009 were $1,184,636 and $1,924,987, respectively.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenue for the period was $5,603,505, an increase of $965,643, or 20.8%, when compared to $4,637,862 in revenue for the same period one year ago.  Revenue from permanent placement decreased 7.1%, or $59,420, from the $842,550 for the nine months ended September 30, 2009.  The decrease in permanent placement hires so far in 2010 was due to the ongoing unemployment picture that has resulted in employers not yet being willing or able to make permanent hires.

Revenue from contract appointments increased 27.0% to $4,820,373 in the nine months ended September 30, 2010 from $3,795,312 in revenue one year ago.  This increase is attributable to improvements in the overall hiring of temporary staffing to fill employment needs of skilled healthcare facilities.

The direct costs associated with contract appointments increased $875,645 or 26.3%, to $4,209,156 for the nine months ended September 30, 2010 from $3,333,511 for the nine months ended September 30, 2009. These costs represent personnel salaries and benefits, temporary housing and travel costs. The gross profit from contract appointments increased to $611,217 in the nine months ended September 30, 2010 from $461,801 in the nine months ended September 30, 2009.

Sales and marketing expenses were $141,786 in the nine months ended September 30, 2010, a decrease of $134,384, or 48.7%, from $276,170 in the nine months ended September 30, 2009. The decrease is due to our ongoing efforts to maximize returns from our marketing expenditures.

Recruiting salaries and costs decreased $441,053, or 25.7%, to $1,276,756 in the nine months ended September 30, 2010, primarily due to ongoing adjustments to recruiter commission compensation.

Professional and consulting fees increased $147,197, or 9.3%, to $1,722,052 in the nine months ended September 30, 2010 compared to the comparable period in the prior year, as the Company continued to utilize consultants to assist with services related to business development, finance, and compliance.

General and administrative expenses increased $184,368, or 7.1%, to $2,783,085 in the nine months ended September 30, 2010 from $2,598,717 in the nine months ended September 30, 2009. Additional expenses incurred during the first nine months of 2010 were $30,000 in rent expense, $87,000 in depreciation and leasehold improvements amortization, and $125,000 in legal expense.

Other expenses (income) for the nine months ended September 30, 2010 and 2009 were $1,190,294 and $268,862, respectively.  Included in these expenses in 2010 were $795,000 in investor relations expense, $252,000 in legal and auditing expenses associated with our pending acquisition and $143,000 in investing banking expense.

Net losses for the nine months ended September 30, 2010 and 2009 were $5,725,109 and $5,141,818 respectively.

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

As of September 30, 2010, total current assets were $1,822,995 as compared to $1,920,740 on December 31, 2009. Total current liabilities increased $439,184 to $653,473 when compared to the $214,290 balance as of December 31, 2009.  The change is attributable to the timing of payments to vendors and temporary contract hires.

As of September 30, 2010, property and equipment were $635,888 after accumulated depreciation.

For the three month period ended September 30, 2010, we raised $788,366 from the sale of 3,232,553 shares of our common stock in private offerings.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying notes. Actual results could differ from these estimates under different assumptions or conditions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 — Significant Accounting Policies and Related Information, in the Notes to Consolidated Financial Statements for the year ended December 31, 2009, included in our 2009 Annual Report. There have been no significant changes to our critical accounting policies in the third quarter of 2010.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

During the three month period ended September 30, 2010, we sold 3,232,553 shares of our common stock to accredited or sophisticated investors for aggregate gross proceeds of $788,366.

During the three month period ended September 30, 2010, there were conversions of 550 shares of our Series A preferred stock into 10,450 shares of our common stock. These shares were issued in reliance upon the exemption from registration contained in Section 3(a)(9) of the Securities Act.   Each holder of the Series A preferred stock may convert each share of preferred stock into nineteen (19) shares of the Company’s common stock at any time.

During this same three month period, we issued 1,500,000 shares of our common stock as bonus payments for services rendered to us by three executives for a total expense of $112,500, using the fair market value price of $0.075 per share. We also issued 50,000 shares of common stock to a new member of our board of directors for a total expense of $3,750, using the fair market value price of $.075 per share.

These securities were issued in transactions that were exempt from registration under Regulation D Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”), as transactions by an issuer not involving a public offering, except as described above.  The Company's common stock issued upon conversion of the Series A preferred stock was also issued. All of the investors were knowledgeable, sophisticated and had access to comprehensive information about the Company and represented their intention to acquire the securities for investment only and not with a view to distribute or sell the securities. The Company placed legends on the securities stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

 None

ITEM 4.   (REMOVED AND RESERVED)

 Not Applicable.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.   EXHIBITS

Exhibit No.	Exhibit Description
10.1	Employment Agreement dated July 30, 2010 between Medical Connection Holdings, Inc. and Jeffrey Rosenfeld (incorporated by reference from Exhibit 10.1 in the Company's Form 8-K filed with the SEC on August 2, 2010).

10.2	Separation and Release Agreement dated July 16, 2010 between Medical Connection Holdings, Inc. and Joseph Azzata (incorporated by reference from Exhibit 10.2 in the Company's Form 8-K filed with the SEC on July 21, 2010).

31.1	Certification by the Chief Executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

+ Filed herewith

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

MEDICAL CONNECTIONS HOLDINGS, INC.

Date: November 12, 2010	By:	/s/ Jeffrey Rosenfeld
Jeffrey Rosenfeld,
Chief Executive Officer and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:
	/s/ Jeffrey Rosenfeld	Date: November 12, 2010
Jeffrey Rosenfeld,
Chief Executive Officer and Director
(Principal Executive Officer)

	/s/ Brian Neill	Date: November 12, 2010
Brian Neill,
Chief Financial Officer
(Principal Financial Officer)