Form 10-K
period 2010-12-31
MEDICAL CONNECTIONS HOLDINGS, INC.
filed 2011-03-31
CIK 1140303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-72376

Medical Connections Holdings, Inc.
(Exact name of registrant as specified in its charter)

Florida	65-0920373
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4800 T-Rex Ave., Suite 310, Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 353-1110
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.001 par value	NASDAQ Over the Counter Bulletin Board

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2010 was $15,777,498.

As of March 7, 2011, there were 113,617,674 shares of Common Stock, $.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None

All references to "we," us," "our," or the "Company" in this Report on Form 10-K means Medical Connections Holdings, Inc. and its wholly-owned subsidiary, Medical Connections, Inc., unless the context requires otherwise.

i

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-K contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the “safe harbor” created by those sections. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “seeks”, “will” and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements of , or industry results, to differ materially from any future results, performance or achievement implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Item 1A – Risk Factors.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of their likely impact, (ii) the publicly available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) the such strategy, which is based in part on this analysis, will be successful. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the “Risk Factors” section contained in other documents we file from time to time with the Securities and Exchange Commission ("SEC").

PART I

ITEM 1.  BUSINESS

Overview of Our Company

We are a healthcare staffing company which provides staffing services for allied professionals and nurses to our clients on a national basis.  We provide recruiting and staffing services for permanent and temporary positions, with an option for the clients and candidates to choose the most beneficial working arrangements.

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

Our executive offices are located at 4800 T-Rex Ave., Suite 310, Boca Raton, FL 33431 and our telephone number is 1-800-681-2056.

Industry Overview

The temporary healthcare staffing industry has three major components:  allied health staffing, nurse staffing, and locum tenens (physician staffing).  We provide staffing of allied health professionals and nurses. Our allied health staffing consists of pharmacists, radiology technologists, respiratory therapists, occupational therapists, physical therapists, speech language therapists, laboratory professionals and health information management positions.

There are two delivery models for these services:  per diem staffing and travel staffing per diem is for staffing services on a daily basis and travel staffing is for contracts ranging from several weeks to one year.  We provide travel staffing services for allied professionals and nurses.  In the travel staffing market, healthcare facilities hire allied professionals and nurses on a contracted, fixed-term basis to meet seasonal or other volume-driven fluctuations in hospital admissions levels for time periods ranging from several weeks to one year, but are typically thirteen weeks long. Travel staffing companies coordinate travel and housing arrangements for their professionals who typically relocate to the area in which they are placed. Alternatively, some travel staffing companies provide a housing stipend to their professionals who arrange for their own housing. The travel staffing model utilizes a centralized approach in serving its clients.

The Staffing Industry Analysts: (Staffing Industry Insight, dated November 2010), estimates that the healthcare staffing market will grow by 4 percent in 2011. Within the healthcare staffing industry, allied health and locum tenens remain the areas that are most resilient to changing economic conditions with estimated 2011 revenue growth of 4 percent and 3 percent, respectively.

While we cannot predict if market conditions will improve according to the Staffing Industry Report, we believe that certain long-term demographic suggest that the demand will increase for healthcare staffing services.  The U.S. Administration on Aging projected that the number of Americans 65 years of age or older is expected to grow from 40.2 million in 2010 to 71.5 million in 2030. Among the trends noted in a March 2006 U.S. Census Bureau report, the U.S. population age 65 and over, which is now the fastest growing segment of the U.S. population, is expected to double in size within the next 25 years and by 2030, almost 1 out of every 5 Americans will be 65 years or older. By 2025, long term shortages of nurses are projected.  (Health Affairs, June/July 2009).

Additionally, there is pressure to restrict mandatory healthcare worker overtime requirements by employers and to establish regulated nurse-patient ratios. Several states have enacted legislation prohibiting mandatory overtime for healthcare workers and/or establishing nurse to patient ratios. In conjunction with these factors, the long-term prospects for the healthcare staffing industry should improve as hospitals and healthcare facilities experience higher admission levels, due in large part to an aging society and an increasing shortage of healthcare workers.

Description of our Business

We provide hospitals and other healthcare facilities with a wide range of staffing specialties, that include various allied health professionals, such as rehabilitation therapists, speech language therapists, respiratory therapists and radiation therapy technicians and nurses for assignments in hospitals and other healthcare organizations, such as physician practice groups, skilled nursing facilities, nursing homes and sports medicine clinics.  We provide clients in these markets with short -term or long term assignments of contract professionals, contract to permanent placement and direct placement of these professionals.

We provide healthcare staffing solutions to a national and local base represented by approximately 1,000 contracts with hospitals, healthcare facilities and other healthcare organizations.  All contract assignments, regardless of their planned length, may be terminated with limited notice by the client.   In 2010, no single client accounted for more than 14.5% of our revenues.  Our fees are paid directly by our clients.  As a result, we have no direct exposure to Medicare and Medicaid reimbursements.

Contract appointments represents temporary hires (typically, 13 week contracts) made by healthcare facilities to economically cover short staffing during periods of high-seasonal activity, vacations, leave of absences, etc. This also includes contracts for what is commonly known as “travel positions,” which are for allied health professionals and nurses who are willing to take temporary assignments outside their home region. Under this arrangement, we are the employer of record for the healthcare professional.  The healthcare facility remits a fee to us that include all employment overhead, as well as a surcharge for the service.  The revenue from this activity comes from the commission and surcharge for the service.

Our staffing business is certified by The Joint Commission under its Health Care Staffing Services Certification Program and has been certified for the past three years.  The Joint Commission is an independent, not-for-profit organization that accredits and certifies health care organizations and programs in the United States.  Certification by the Joint Commission is recognized nationwide as a symbol of quality that reflects an organization’s commitment to meeting performance standards.  Since 1951, the Joint Commission has maintained state-of-the-art standards that focus on improving the quality and safety of care provider’s organizations.

Our permanent placement business consists of the hiring of allied health professionals, nurses, physicians, pharmacists and other medical personnel to be employed in healthcare or research facilities. Under this arrangement, we receive a placement fee ranging from 10% to 30% of the employee’s initial annual salary, or a negotiated fee, which is predetermined based upon medical specialty.

Our permanent placement business serves clients nationwide and annually completes hundreds of search assignments for organizations spanning the continuum of healthcare, including physician group practices, hospital and health systems and other healthcare organizations.

Recruiting and Retention

Our ability to recruit and retain a pool of talented, motivated and highly credentialed healthcare professionals is critical to our success.  We maintained an active database of approximately 100,000 healthcare professionals in fiscal 2010.   We believe allied health professionals and nurses are attracted to us because we offer a wide range of diverse assignments in attractive locations, competitive compensation and benefit packages, as well as a high level of customer service.

In our effort to attract and retain highly qualified healthcare professionals, we offer a variety of benefits to our employed professionals. These benefits may include: free or subsidized housing, meals and incidentals, free or reimbursed travel, competitive wages, professional development opportunities, professional liability insurance and, for employed professionals, a 401(k) plan and health insurance.

We have several proven recruitment channels that consistently augment our pool of healthcare professionals at low marginal costs.  Our recruitment activates include sign on referral bonuses, print advertisements in local newspaper and in trade journals, mailings, job positions, internet listings (including Facebook and Twitter), candidate referral programs and solicitations at trade conventions.

Screening and Placement

We screen all allied healthcare professionals and nurses prior to placement. We confirm the validity of the applicant's professional licenses, screen the applicant for any criminal activity and check prior work references.  In addition, we generally require that our candidates have a minimum of one-year work experience in the past three years.  All of these standards comply with or exceed those required by the Joint Commission.

We place our allied healthcare professionals and nurses in hospitals, healthcare facility and other.  When possible, we try to place our professionals in facilities where they have worked before or try to fulfill the candidates request for a certain facility.  Wee continue to evaluate our healthcare professionals after they are placed to ensure adequate performance and manage risk, as well as to determine feasibility for future placements. Once we have placed a healthcare professional, we enter all of the professional’s data into our databases, which track any “renewal dates” with respect to licenses and continuing education requirements. Our databases also match our clients’ needs with our available pool of professionals.

Sales and Marketing

We maintain a dedicated sales force responsible for generating local, regional and national referrals, as well as our company website that describes our Company, its services and products.  We obtain patients and clients primarily through personal and corporate sales presentations, telephone marketing calls, and referrals from hospitals, hospital discharge planners, senior care managers, and facilities, such as assisted living facilities and community associations.

Operations

We operate our travel staffing business through a relatively centralized business model servicing all of the assignment needs of our field employees and client facilities through our executive office located in Boca Raton, Florida.  In addition to the key sales and recruitment activities, these centers also perform support activities such as coordinating assignment accommodations, payroll processing, benefits administration, billing and collections, contract processing, customer service and risk management.

Hours worked by field employees are recorded by our operations system, which then transmits the data directly to Oasis, Inc. for payroll processing. Client billings are typically generated using time and attendance data captured by our payroll system. Our payroll department also provides customer support services for field employees.

Client Billing

During 2010, we billed substantially all of our allied healthcare professionals and traveling nurses on assignment based on hours and days worked contracts. Under hours and days worked contracts, the temporary healthcare professional is either our employee for payroll and benefits purposes or an independent contractor typically paid directly by us on behalf of the hospital and healthcare facility clients. Under this arrangement, we bill our hospital and healthcare facility clients at an hourly or daily rate and assume all employer costs, including payroll, withholding taxes, benefits, professional insurance, as well as any travel and housing arrangements.

The allied professionals and nurses that we assign to the hospitals and healthcare facilities are generally our employees, although these clients provide on-the-job supervision for these allied professional and nurses. Therefore, clients control and direct the work our professional and approve hours worked, while we are responsible for many of the activities typically handled by the client's human resources department.

 For our permanent placement services, we typically bill clients a placement fee once the placement occurs.

Competition

The temporary healthcare staffing industry is highly competitive. We compete with national, regional and local firms to attract nurses and other healthcare professionals, as well as to attract hospital and healthcare facility clients in the medical recruitment and staffing fields.  Our national competitors, who include AMN Health Services, Inc. CompHealth Group, Inc, Cross County Healthcare, Inc., Maxim Healthcare Services, Inc., Nursefinders, Inc. and On Assignment, Inc and several privately held companies are companies who focus on local and regional staffing needs.  We compete for temporary healthcare professionals on the basis of the quantity, diversity and quality of assignments available, compensation packages, and the benefits that we provide to temporary healthcare professionals while they are on assignment. We compete for hospital and healthcare facility clients on the basis of the quality of our temporary healthcare professionals, the timely availability of our professionals with the requisite skills, quality and scope, price and geographic reach of our services.

We believe, however, that larger, nationally established firms enjoy distinct competitive advantages over smaller, local and regional competitors in the temporary healthcare staffing industry. Larger and more established firms have a critical mass of available allied and nursing candidates, substantial word-of-mouth referral networks and established brand names, enabling them to attract a consistent flow of new applicants. Larger firms can also more easily provide payroll services, which are cash flow intensive, to healthcare providers. As a result, we believe that we have had a significant advantage over small participants.

Professional Liability Insurance

We maintain a professional liability insurance policy for losses in excess of $5.0 million for each “wrongful act” associated with professional liability. We believe this is sufficient for the risks associated with our business. Medical malpractice claims against us relating to our healthcare professionals are defended by our insurance carrier. We have indemnity agreements with many of our clients which state that we will indemnify and defend the client for claims arising from our independent negligent acts or negligent omissions. A majority of such agreements are reciprocal.

Regulation

The healthcare industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct of operations, payment for services and payment for referrals. Some states require state licensure for businesses that employ, assign and/or place healthcare personnel to provide healthcare services at hospitals and other healthcare facilities.  In addition, most of the healthcare professionals that we employ are required to be licensed or individually certified under applicable state laws. We take reasonable steps to ensure that our healthcare professionals possess all current licenses and certifications required for reach placement.

The laws that apply to our hospital and healthcare facility clients, including laws related to Medicare, Medicaid and other federal and state healthcare programs, could indirectly affect the demand or the prices paid for our services.  For example, if our hospital or healthcare facility clients failed to comply with any of applicable laws or regulations, they could be subject to civil and/or criminal penalties and/or be excluded from participating in Medicare, Medicare and other healthcare program.  Our business is not directly impacted by or subject to the laws and regulations that generally govern the hospitals and healthcare facilities, because we provide services on a contract basis and are paid directly by our hospital and other healthcare facility clients.

Seasonality

Due to the regional and seasonal fluctuations in the patient census of our hospital and healthcare facility clients and due to the seasonal preferences for destinations by our temporary healthcare professionals, the number of healthcare professionals on assignment, revenue and earnings are subject to moderate seasonal fluctuations. Many of our hospital and healthcare facility clients are located in areas that experience seasonal fluctuations in population during the winter and/or summer months. These facilities adjust their staffing levels to accommodate the change in this seasonal demand and many of these facilities utilize temporary healthcare professionals to satisfy these seasonal staffing needs.

Historically, the number of temporary healthcare professionals on assignment has been the lowest during the first and fourth quarter due to fewer business days resulting from client shutdowns and a decline in the number of contract professional willing to work during the holidays.  In addition our cost of services usually increases in the first quarter primarily due to the reset of payroll taxes. As a result of all of these factors, results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year.

Employees

As of March 25, 2011, we had approximately 33 corporate office employees. In addition, during fiscal 2010, we employed approximately 206 temporary staff and healthcare professionals. We do not have any organized labor unions. We believe we have excellent relationships with our employees.

We do not have long-term employment agreements with any of our temporary healthcare professionals.

ITEM 1A.  RISK FACTORS

RISK FACTORS

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Annual Report and in our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on the Company, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

RISKS ASSOCIATED WITH THE COMPANY'S PROSPECTIVE BUSINESS AND OPERATIONS

We have incurred significant net operating losses and there is no assurance that we will ever be profitable.

We have a history of net operating losses and incurred net losses of $7.7million in 2010 and $7.7 million in 2009.  As of December 31, 2010, we had an accumulated deficit of $41,328,061.  The extent of our future operating losses and the timing of our profitability are highly uncertain, and we may never generate sufficient revenues to achieve or sustain profitability. Even if we are able to successfully expand our operations, there can be no assurance that we will be able to operate profitably.

Our Independent Registered Public Accounting Firm has issued a going concern opinion and if we do not achieve profitability, we may be forced to cease operations.

Due to our operating losses and deficits, our independent registered public accounting firm expressed doubts about our ability to continue as a going concern.   In this regard, please see Note 10 to our audited consolidated financial statements included in this Annual Report.   If we are not able to continue as a going concern, our operations will terminate and any investment in the Company will likely become worthless.

If we are unable to attract and retain qualified healthcare professionals to meet staffing demands, our business could be negatively impacted.

Our business is substantially dependent upon our ability to attract and retain healthcare professionals who possess the skills, experience and, as required, licenses to meet the specified requirements of our clients. We compete for such healthcare professionals with other temporary staffing companies and with our clients and potential clients. Long term, there will be a shortage of qualified health care professionals in most areas of the United States. There can be no assurance that qualified healthcare professionals will be available to us in adequate numbers to meet staffing requests.  Moreover, our healthcare professionals are often hired to become regular employees of our clients. Attracting and retaining healthcare professionals depends on several factors, including our ability to provide healthcare professionals with attractive assignments and competitive benefits and wages. The cost of attracting and retaining healthcare professionals may be higher than we anticipate and, as a result, if we are unable to pass these costs on to our clients, our likelihood of achieving or maintaining profitability could decline. If we are unable to attract and retain a sufficient number of healthcare professionals to meet client demand, we may be required to forgo staffing and revenue opportunities, which may hurt the growth of our business.

The costs of attracting and retaining qualified healthcare professionals may increase more than we anticipate.

We compete with hospitals and other healthcare staffing companies for qualified healthcare professionals. Because there are occasional shortages of qualified healthcare professionals, competition for these employees is intense. To induce healthcare professionals to sign on with them, our competitors may increase hourly wages or other benefits. If we do not raise wages or other benefits in response to such increases by our competitors, we could face difficulties attracting and retaining qualified healthcare professionals. In addition, if we raise wages in response to our competitors’ wage increases and are unable to pass such cost increases on to our clients, our margins could decline.

We do not have long-term or exclusive agreements with our healthcare staffing clients and growth of our business depends upon our ability to continually secure and fill new orders.

We do not have long-term agreements or exclusive guaranteed order contracts with our healthcare staffing clients.  Additionally, these agreements are generally terminable by the clients without cause upon 30 to 90 days' notice.  The success of our business depends upon our ability to continually secure new orders from clients and to fill those orders with our healthcare professionals. Our agreements do not provide for exclusive use of our services, and clients are free to place orders with our competitors. As a result, it is imperative to our business that we maintain positive relationships with our clients. If we fail to maintain positive relationships with these clients, we may be unable to generate new contract staffing orders, and the growth of our business could be adversely affected.

Our business is dependent upon the proper functioning of our information technology systems in a cost effective manner.

The operation of our business is dependent on the proper functioning of our information technology systems. Critical information systems used in daily operations identify and match staffing resources and client assignments and perform billing and accounts receivable functions.  If these systems fails to perform reliably or otherwise does not meet our expectations, we could experience business interruptions that could result in deferred or lost sales. Our information systems are vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. If our information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could impact our ability to identify business opportunities quickly, to pay our staff in a timely fashion and to bill for services efficiently.

The healthcare staffing industry is highly competitive and the success and future growth of our business depend upon our ability to remain competitive in obtaining and retaining healthcare staffing clients.

The healthcare staffing industry is highly competitive and fragmented with limited barriers to entry. We compete in national, regional and local markets with full-service agencies and in regional and local markets with specialized temporary staffing agencies. Some of our competitors have significantly greater marketing and financial resources than we do. Our ability to attract and retain clients is based on the value of the service we deliver, which in turn depends principally on the speed with which we fill assignments and the appropriateness of the match based on clients’ requirements and the skills and experience of our healthcare professionals. Our ability to attract skilled, experienced healthcare professionals is based in part on our ability to pay competitive wages, to provide competitive benefits and to provide multiple, continuous assignments. This will increase the retention rate of these employees. To the extent that competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenues and our gross and operating margins could decline, which could seriously harm our operating results and cause the trading price of our stock to decline. As we expand into new geographic markets, our success will depend in part on our ability to gain market share from competitors. We expect competition for clients to increase in the future, and the success and growth of our business depends on our ability to remain competitive.

Improper activities of our healthcare professionals could result in damage to our business reputation, discontinuation of our client relationships and exposure to liability.

We may be subject to possible claims by our clients related to errors and omissions, misuse of proprietary information, discrimination and harassment, theft and other criminal activity, malpractice and other claims stemming from the improper activities or alleged activities of our healthcare professionals. We do carry general liability insurance, with up to five million dollars of coverage to protect us against these possible claims and the damages we may incur as a result thereof.  Claims raised by clients stemming from the improper actions of our healthcare professionals, even if without merit, could cause us to incur significant expense associated with the costs or damages related to such claims. Further, such claims by clients could damage our business reputation and result in the discontinuation of client relationships.

Claims against us by our healthcare professionals for damages resulting from the negligence or mistreatment by our clients could result in significant costs and adversely affect our recruitment and retention efforts.

We may be subject to possible claims by our healthcare professionals alleging discrimination, sexual harassment, negligence and other similar activities by our clients. We cannot assure that our current liability insurance coverage will be adequate or will continue to be available in sufficient amounts to cover damages or other costs associated with such claims. Claims raised by our healthcare professionals, even if without merit, could cause us to incur significant expense associated with the costs or damages related to such claims. Further, any associated negative publicity could adversely affect our ability to attract and retain qualified healthcare professionals in the future.

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

We depend, and will continue to depend, on the services of our executive management team which includes Jeffrey Rosenfeld, our Chief Executive Officer, Anthony Nicolosi, our President and Brian Neill, our Chief Financial Officer. Our success also will depend in part upon our ability to attract and retain qualified executive officers and other skilled employees who are knowledgeable about our business. If we were to lose the services of members of our executive management team, our business could be adversely affected. We believe we have been successful in attracting and retaining key personnel throughout our history. We have employment agreements with the members of our executive management team. Nevertheless, because of the executive management role and involvement in developing and implementing our current business strategy, any unplanned loss of their services could substantially harm our business.

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

Federal and state governments have undertaken efforts to control increasing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and drug companies. These efforts are generally intended to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures. Once approved, hospitals and other healthcare facilities may react by spending less on healthcare staffing, including nurses. If this were to occur, we would have fewer business opportunities, which could seriously harm our business. Furthermore, third-party payers such as health maintenance organizations increasingly challenge the prices charged for medical care. Failure by hospitals and other healthcare facilities to obtain full reimbursement from those third-party payers could reduce the demand or the price paid for our staffing services.

We operate in a regulated industry and changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce our revenues and profitability.

Our business is subject to extensive and complex federal and state laws and regulations including but not limited to; professional licensure, payroll tax regulations, conduct of operations, payment for services and payment for referrals.  If we fail to comply with the laws and regulations that are directly applicable to our business, we could incur civil and/or criminal penalties or be subject to equitable remedies.  Furthermore, the introduction of new regulatory provisions could substantially raise the costs associated with hiring temporary employees.  For example, some states could impose sales taxes or increase sales tax rates on temporary healthcare staffing services.  These increased costs may not be able to be passed on to clients without a decrease in demand for temporary employees.  In addition, if government regulations were implemented that limited the amounts we could charge for our services, our profitability could be adversely affected.

Our hospital and healthcare clients are subject to extensive regulation which could impact their profitability and the demand for our healthcare staffing services

Extensive and complex laws that apply to our hospital and healthcare facility clients, including laws related to Medicare, Medicaid and other federal and state healthcare programs, could indirectly affect the demand or the prices paid for our services. In addition, our hospital and healthcare facility clients could receive reduced reimbursements or be excluded from coverage because of a change in the rates or conditions set by federal or state governments. In turn, violations of or changes to these laws and regulations that adversely affect our hospital and healthcare facility clients could also adversely affect the prices that these clients are willing or able to pay for our services.

RISKS RELATING TO OWNERSHIP OF OUR SECURITIES

We are subject to evolving corporate governance and public disclosure regulations that may result in additional expenses and continuing uncertainty regarding the application of such regulations.

Changing laws, regulations and standards relating to corporate governance and public disclosure, are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional compliance costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by courts and regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Maintaining appropriate standards of corporate governance and public disclosure may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. In addition, if we fail to comply with new or changed laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business and our reputation may be harmed.

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

"Penny stock" rules may make buying or selling the common stock difficult and severely limit the market for our common stock and its liquidity.

Trading in our common stock is subject to certain regulations adopted by the SEC commonly known as the "Penny Stock Rules". Our common stock qualifies as penny stock and is covered by Section 15(g) of the Exchange Act,, which imposes additional sales practice requirements on broker/dealers who sell our common stock in the market. The "Penny Stock" rules govern how broker/dealers can deal with their clients and "penny stock". For sales of our common stock, the broker/dealer must make a special suitability determination and receive from clients a written agreement prior to making a sale. The additional burdens imposed upon broker/dealers by the "penny stock" rules may discourage broker/dealers from effecting transactions in our common stock, which could severely limit its market price and liquidity. This could prevent investors from reselling our common stock and may cause the price of the common stock to decline.

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

Our stock price may be volatile, which may result in losses to our shareholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies quoted on the Over-The-Counter Bulletin Board such as ours generally have been very volatile and have experienced sharp share price and trading volume changes.  The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

o	operating results below expectations;
o	additions or departures of key personnel;
o	sales of our common stock
o	competition in the healthcare staffing industry;
o	our ability to increase revenues by securing new clients or transacting more business with existing clients;
o	our ability to reduce costs and operating expenses and become profitable;
o	industry developments;
o	the loss of any strategic relationships;
o	economic and other external factors; and
o	period-to-period fluctuations in our financial results.

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

Our executive officers exercise voting control over 55.28% of our outstanding securities. As a result, this enables them to exert significant influence over the Company's corporate actions.

Messrs. Rosenfeld, Nicolosi, and Neill exercise voting control over 55.28% of our outstanding securities.  See "Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."  As a result, Messrs. Rosenfeld, Nicolosi, and Neill will be able to affect the outcome of or exert significant influence over all matters requiring shareholder approval, including the election and removal of directors, most corporate actions and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of the Company.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors, if required.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission adopted rules requiring smaller reporting companies, such as our company, to include a report of management on the company’s internal controls over financial reporting in their annual reports.   While we make every effort to properly follow internal controls that have been implemented, we may experience situations where procedures were not followed and, as such, incur expense to correct any related problems that arise.

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

If our shareholders sell substantial amounts of our common stock in the public market, including shares issued upon the outstanding warrants, approximately 5.3 million as of December 31, 2010, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.  In addition, recipients of our Series A preferred shares who convert those shares into shares of our Common Stock may sell these shares, if eligible, pursuant to Rule 144.

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

ITEM 2.  PROPERTIES.

Our corporate headquarters are located at 4800 T-Rex Avenue, Suite 310, Boca Raton, Florida 33431.  We lease approximately 10,000 square feet of space with a monthly base rent expense of $14,245. Additionally, operating expenses and taxes are approximately $7,400 per month.  Our current lease expires on May 15, 2016.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  REMOVED AND RESERVED

Not Applicable.

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

The high and low bid price for those periods is set forth below:

2009	High	Low
First Quarter	$2.09	$1.39
Second Quarter	$1.74	$0.20
Third Quarter	$0.78	$0.25
Fourth Quarter	$0.54	$0.26
2010
First Quarter	$0.52	$0.26
Second Quarter	$0.49	$0.32
Third Quarter	$0.34	$0.16
Fourth Quarter	$0.21	$0.08

B.  Holders

As of February 28, 2011, there were 1,096 stockholders of record of our Common Stock.

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

D.  Equity Compensation Plans

We have reserved an aggregate of ten million  shares of common stock for issuance under our 2010 Stock Incentive Plan ("2010 Plan"), which provides for the grant of options, restricted stock, stock appreciation rights, performance shares and performance units to our employees, consultants and non-employee directors. Under the 2010 Plan, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. As of December 31, 2010, we do not have any options issued and outstanding under the 2010 Plan.

E.  Sale of Unregistered Securities

During the three month period ended December 31, 2010, we sold 33,486,082 shares of our Common Stock to accredited or sophisticated investors for aggregate gross proceeds of $3,268,188.

During the three month period ended December 31, 2010, two shareholders converted 384 shares of their Series A preferred stock into 7,296 shares of our common stock.

During the three month period ended December 31, 2010, we issued 1,000,000 shares of our Common Stock for services rendered to four consultants at $0.07 per share fair market value, for a total cost of $70,000.

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

Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Risk Factors, Forward-Looking Statements and our Consolidated Financial Statements and the accompanying notes and other data, all of which appear elsewhere in this Annual Report on Form 10-K.

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

We generate revenues primarily from travel contract appointments and permanent placement hires:

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

For the year ended December 31, 2010, our revenue was $7,805,523, derived primarily from allied travel contacts, and our net loss was $7,783,685 or $(0.10) per share. The net loss includes non-operating charges amounting to $3,612,852 in 2010.  Loss from operations was $4,170,833 for the year which was a 15.5% improvement compared to 2009 operating results.  This improvement was due in part to operating expenses being reduced by $500,299 in 2010.

However, due to the operating losses and deficits, our independent auditors have raised doubts about our ability to continue as a going concern in their report on our financial statements for 2010. Despite historical losses, we believe that we will be able to satisfy ongoing operating expenses. We have done so to-date by raising capital through the sale of our common stock. We will continue to do so, and/or consider other alternatives for raising capital, including but not limited to the sale of preferred stock or debt securities and/or seek financing from third party lenders, until such time as revenues from operations satisfy operating expenses. There can be no assurance that we will be able to raise capital, a market for our stock or third-party financing will be available, or if available, will be offered on terms that will not adversely impact our shareholders.

We manage our day-to-day operations by focusing on key metrics such as number of orders placed, gross margins on each contract, number of hours worked and profitability of each contract.  We also closely monitor our accounts receivables, to make sure we are within contract payment terms.  Sales staff are given specific goals by which their performance is consistently measured.

Our goal is to continue to grow the Company both organically and by acquisition.  Organically, we will need to continue to attain new nationwide contracts with healthcare facilities and to locate and place qualified allied and nursing professionals into these facilities. With acquisitions, we will need to locate other allied/nursing staffing companies whose business matches our own in order to successfully integrate operations.  Both efforts have challenges associated with them.  Organic growth will require us to obtain new contracts and professionals daily and to do so in an economy that remains lackluster.  With acquisitions, we will need to locate, purchase, and integrate a similar sized company or companies with a similar business model and in order to maximize the accretiveness of the transaction.  There can be no assurances that we will be able to implement such plans.

Year ended December 31, 2010 (“2010”) compared with the Year ended December 31, 2009 (“2009”)

Revenue in 2010 was $7,805,523, an increase of $1,673,912, or 27.3%, when compared with revenue of $6,131,611 in 2009.  The two main components of revenue are permanent placement hires and contract appointments.

Revenue from permanent placement decreased 2.5% to $1,002,649 in 2010 compared with revenue of $1,028,189 in 2009. This decrease in permanent placement revenue was the result of the ongoing, unsettled employment conditions, that has resulted in employers not yet being willing or able to make permanent hires. Direct costs of revenue for permanent placement are minimal, amounting to $7,500 in 2010 and $12,346 in 2009.

Revenue from contract appointments increased $1,699,452 to $6,802,874 in 2010, or 33.3%, from $5,103,422 in revenue for 2009. This increase is attributable to improvements in the overall hiring of temporary employees to fill job needs of healthcare facilities.

The direct costs of revenue for contract appointments increased $1,414,952, or 31.8%, from $4,454,525 in 2009 to $5,869,477 in 2010.  These costs represent the personnel salaries, including benefits, temporary housing and travel costs. The gross profit from contract appointments increased from $648,897, (12.7% of revenue) in 2009 to $933,397, (13.7% of revenue) in 2010.   The increase in gross margin is attributable to a smaller percentage of revenue being derived from lower margin third-party contracts during 2010 versus 2009.

Sales and marketing expenses were $294,373 in 2010, a decrease of $65,330, or 18.2%, from $359,703 in 2009. The decrease is due to ongoing efforts to reduce costs and maximize profits from our marketing campaigns.  As a percentage of revenue, sales and marketing expenses were 3.8 % and 5.9% in 2010 and 2009, respectively.

Recruiting costs decreased to $1,632,131, or 20.9% of revenue, in 2010 compared with $2,102,727, or 34.3% of revenue, in 2009.   This represents a decrease of $470,596, or 22.4%, when comparing recruiter expense in 2010 to 2009. The reduction in expense is due changes in recruiter compensation and staffing levels.

Professional and consulting fees increased slightly in 2010 to $564,692, or $24,168, when compared to the $540,524 recorded in 2009.

General and administrative expenses also remained relatively flat in 2010 increasing $11,459to $3,608,182, in 2010 compared with $3,596,723 in 2009.

Non-operating expenses in 2010 were $3,612,852, an increase of $835,903, or 30.1%, when compared to the $2,776,949 recorded in 2009. The increase in non-operating expense was directly related to the increase in investor relations fees partially offset by decreases in acquisition-related expenses and investment banking.

Net losses for the years ended December 31, 2010 and December 31, 2009 were ($7,783,685) and ($7,711,887), respectively.

Liquidity and Capital Resources

As of December 31, 2010, total current assets were $3,053,532 as compared with $1,920,740 in 2009. The increase in total current assets is primarily attributable to an increase in cash from $1,017,843 in 2009 to $1,698,030 in 2010 and an increase in accounts receivable from $804,382 in 2009 to $1,352,506. The increase in accounts receivable is directly attributable to the increase in revenue during the year.   Total current liabilities increased $285,336 to $499,626 in 2010 from $214,290 in 2009, primarily due to the timing of payments to vendors and temporary hires.

All other assets which we have categorized as property and equipment are office furniture, equipment and software directly related to the operations of Medical Connections, Inc.

Net cash used for operating activities was $7.39 million in fiscal 2010 compared to $6.56 million for the same period in 2009. This change principally results from our larger net loss and our increased accounts payable and accrued expenses.

Net cash flow used in investment activities was $532,810 in fiscal 2010 for the acquisition of property compared with net cash flows from investing activates of 339,954 in fiscal 2009 principally provided from the sale of investment property.

Net cash provided by financing activities was $8.60 million in fiscal 2010, compared to cash provided by financing activities of $6.64 million in the same period in 2009. For the year ended December 31, 2010, we raised $8,602,835 from the sale of an aggregate of 54,903,935 shares of our common stock in private offerings.

Our corporate headquarters are located at 4800 T-Rex Avenue, Suite 310, Boca Raton, Florida 33431.  We operate Medical Connections, Inc. from this office.   We lease approximately 10,000 square feet of space with a monthly base rent expense of $14,245. Additionally, operating expenses and taxes are approximately $7,400 per month.  Our current lease expires on May 15, 2016.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be materially different from those estimates. The following policies are those that we consider to be the most critical. See Note, “Summary of Significant Accounting Policies and Basis of Presentation,” for further description of these and all other accounting policies.   The following are deemed to be the most significant accounting policies affecting the Company:

Revenue Recognition: The Company records its transactions under the accrual method of accounting whereby income recognized when the services are   rendered and collection is reasonably assured.

Allowances for Doubtful Accounts: Accounts are written off when management determines that an account is uncollectible.  Recoveries of accounts previously written off are recorded when received. Estimated allowances for doubtful accounts are determined to reduce the Company's receivables to their carrying value, which approximates fair value. In addition to maintaining an allowance for bad debt, we also maintain a sales allowance reserve for that portion of permanent placement revenue that may “falloff” after a reasonable period of time.  A reasonable period of time means that as each client’s payment history is unique to that client, we take that payment history into account when determining if payment of a particular invoice will not be forthcoming.  On occasion, a placement may not work out, or the candidate placed with a client may not stay on the job long enough to meet the payment terms under the contract. Once a determination is made that the payment is not forthcoming, the invoice is reversed from revenue against the reserve. Therefore, allowances and reserves are estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions and are reviewed on a quarterly basis to determine their adequacy. Historically, the Company has not incurred any significant credit related losses.

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

Income (Loss) per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the loss of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended December 31, 2009 and 2010.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements. We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

Recent Accounting Pronouncements

See Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s financial statements as of and for the years ended December 31, 2010 and 2009 are contained on pages F- 1 to F-16 of this Annual Report and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A.  CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that our disclosure controls and procedures were effective as of December 31, 2010.  The evaluation considered the procedures designed to ensure that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control – Integrated Framework.  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Evaluation of Changes in Internal Controls over Financial Reporting

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.  Based on that evaluation, our management concluded that, at the end of the period covered by this Annual Report, no deficiencies were identified in our internal controls over financial reporting which constitute a “material weakness.”

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

Name	Age	Position(s)
Jeffrey Rosenfeld	50	CEO/Director
Anthony Nicolosi	40	President/Director
Albert Biehl	65	Director
Robert B. Taylor Jr.	70	Director
James Wallace	62	Director
Brian R. Neill	57	Chief Financial Officer

Jeffrey Rosenfeld, has served as a Director since July 2008 and Chief Executive Officer since July 2010.  Mr. Rosenfeld has more than 15 years of business development and sales experience. In January 2007, he joined CBIZ, an international accounting and consulting firm as its East Coast Market Leader and served as its nationwide vice president of sales and marketing. Prior to joining CBIZ, Mr. Rosenfeld held several different executive positions where he was involved with client acquisition, business development and strategic planning. Mr. Rosenfeld earned a B.S. in finance from Boston University.

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

James Wallace has served as a Director since August 2010.  He is the founder and President of Wallace Employee Benefits, which specialized in employee benefits, group health insurance, disability coverage, life insurance, salary continuation plans and executive pension plans for executives from 1974-2007 and Wallace Pension and Actuaries, which designed, implemented and administered pension plans for high income professional and corporations from 1975-2007.  He has also been involved with several venture capital companies, including Advanced Spinal Care of Georgia, which provides rehabilitation specialists for patients with back, spine or joint problems and MUS of the Georgia Surgery Center, a noninvasive surgical center

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

On December 14, 2010, the Company and Anthony Nicolosi were served with a Cease and Desist Order (the "Order"), with a Notice of Right To Hearing, from the Alabama Securities Commission styled "In the Matter of  Medical Connections Holdings, Inc., Anthony Nicolosi," (Adm. Order No. CD-2010-0062).  The Order which requires the cessation of offering or selling securities into, within or from the State of Alabama during the pendency of the Order.  The Cease and Desist Order alleges that Mr. Nicolosi omitted material facts in the sale of a security to single Alabama investor and violated the agent registration requirements in Alabama.  The Company made a rescission offer to the Alabama investor which included information that the Alabama Securities Commission alleged should have been disclosed to the investor relating to the name change of Mr. Nicolosi and his regulatory history concerning a disciplinary proceeding instituted by FINRA and settled by means of an Acceptance Waiver and Consent.  The Alabama investor rejected the rescission offer.  The Company had an informal meeting with the Alabama Securities Commission in March 2011 in the process of attempting to resolve the matter. There has been no adjudication as to the truth of the allegations upon which the Order was based.

In May 2005, the Pennsylvania Securities Commission issued a cease and desist order against Anthony Nicolosi and Medical Connections for violating certain provisions of the Pennsylvania Securities Act in connection with the sale of its common stock. On September 27, 2005, Anthony Nicolosi and Medical Connections (collectively, the Respondents") entered into a settlement agreement with the Pennsylvania Securities Commission, Docket No. 2005-05-16, without admitting or denying the facts, in which the cease and desist order was prospectively rescinded as to the Respondents, the Respondents were subject to a 3 month bar from contacting investors in Pennsylvania and were assessed $10,000 in legal and administrative costs.

In June 2001, Mr. Nicolosi voluntarily entered into a Letter of Acceptance, Waiver and Consent with the Financial Industry Regulatory Authority, formerly known as the National Association of Securities Dealers ("FINRA"), No. C07010043-AWC, in which he agreed to be barred from association with any FINRA member in any capacity. Without admitting or denying the allegations or findings and solely for the purpose of the proceeding with FINRA, Mr. Nicolosi consented to the entry of findings that he violated Section 2110 of the FINRA Rules by using improper sales tactics in connection with the sale of securities in 1999.

Code of Ethics

The Company has adopted a Code of Ethics that meets the requirements of Section 406 of the Sarbanes-Oxley Act of 2002.   All officers, directors and employees are bound by the Code of Ethics.  A copy of our Code of Ethics is posted on our website at www.mcthcorporate.com.

Independence, Board Committees and Audit Committee

Our Board of Directors presently consists of five directors whose terms expire at this Annual Meeting. The Board of Directors has determined that all of the directors, with the exception of Jeffrey Rosenfeld and Anthony Nicolosi are "independent directors" as that term is defined in the NASDAQ listing standards. Mr. Rosenfeld and Mr. Nicolosi are not considered independent directors because they are employed as our Chief Executive Officer and President, respectively.

We do not have any formal requirements for Board membership. However, we believe that our Board of Directors as whole should be diverse and consist of individuals with various and relevant career experience, relevant technical skills, industry knowledge and experience, financial expertise and local or community ties.

We currently do not have separately designed audit, nominating or compensation committees.  Based on our size, early development stage and limited financial and human resources, we do not believe that creating committees separate and distinct from our full board of directors would be cost-effective at this time.   At this stage in our development, these functions can be adequately performed by our Board of Directors.  Further, we are currently quoted on the OTC Bulletin Board, which does not have any listing requirements mandating the establishment of any particular committees.  Currently, our entire Board acts as the audit committee.  Our board has determined that Mr. Taylor and Mr. Wallace are ‘‘audit committee financial experts’’ as defined under the SEC rules and regulations.

Skills and Qualifications of the Directors

The Board believes that the qualifications of the directors as set forth in their biographies which are listed above and briefly summarized in this section, gives them the qualifications and skills to serve as directors of our Company. Jeffrey Rosenfeld and Anthony Nicolosi have each served as executive officers of companies in the healthcare staffing industry. Mr. Wallace has experience in the healthcare industry through his venture capital investments and Dr. Biehl is practicing physician with direct experience in the healthcare field. Mr. Taylor has handled high-level financial matters for hospitals and is a financial expert.

The Board also believes that each of the directors or nominees to serve as a director has other key attributes that are important to an effective Board: integrity and demonstrated high ethical standards; sound judgment; analytical skills; the ability to engage management and each other in a constructive and collaborative fashion and the commitment to devote significant time and energy to service on the Board and its Committees.

Board Leadership Structure

The Chairman of the Board presides at all meetings of the Board. The Chairman is elected to serve by the remaining directors. Currently, the offices of Chairman of the Board and Chief Executive Officer are separated. Jeffrey S. Rosenfeld, the Chief Executive Officer, and Anthony J. Nicolosi, the Chairman and President, currently serve as the only members of management on the Board. Based on the current size, organizational structure and nature of operations of the Company, the Board believes that maintaining the separation of the offices of the Chairman of the Board and Chief Executive Officer is in the best interests of the Company.

Risk Oversight

The Board is actively involved in oversight of risks that could affect the Company. The Board satisfies this responsibility through reports from officers and employees responsible for oversight of particular risks within the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

We have no equity securities registered under Section 12(g) of the Securities Exchange Act of 1934, and accordingly, our officers, directors and principal shareholders are not required to file reports under Section 16(a) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table discloses compensation paid during the fiscal year ended December 31, 2010 to our (i) Chief Executive Officer, (ii) President, (iii) Chief Financial Officer and (iv) former Chief Executive Officer. We refer to these officers as our Named Executive Officers in other parts of this proxy statement. We currently do not have any other individual employee of the Company designated as an executive officer.

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards(1)		All Other Comp(2)	Total

Jeffrey Rosenfeld (3)	2010	$171,417	$91,000	$37,730	(4)	$7,399	$307,546
Chief Executive Officer

Anthony Nicolosi	2010	$387,402	-	$102,670	(4)	$6,635	$496,707
President	2009	330,209	-	230	(4)	7,302	337,741

Brian Neill	2010	$256,635	$82,500	$102,730	(4)	-	$441,865
Chief Financial Officer	2009	195,450	12,500	230,000	(4)	-	437,950

Joseph Azzata (6)	2010	$208,653	-	-		-	$208,653
Former Chief Executive Officer	2009	330,209	$25,000	$230	(5)	$1,421	$356,860

(1)	Stock awards are valued based on the aggregate grant date fair value of the award on the date of grant and are computed in accordance with FASB ASC Topic 718.
(2)	Represents the dollar amount of the Company's match to the Named Executive's 401(K) plan.
(3)	Mr. Rosenfeld was hired in March 2010 as the COO and assumed the CEO position July 2010.
(4)
Mr. Rosenfeld and Mr. Neill each received 400,000 shares of the Company's Series C preferred stock and Mr. Nicolosi received 170,000 shares of Series C preferred stock on September 23, 2010 as compensation for services rendered to the Company.  Because the Series C shares are not convertible into shares of the Company's common stock, the shares have been valued based on the par value.  Mr. Nicolosi and Mr. Neill each received 500,000 shares of the Company’s common stock in June and in September 2010.  Mr. Rosenfeld received 500,000 shares of the Company’s common stock in September 2010.

(5)	Mr. Neill received 500,000 shares of the Company's stock in June and in November, 2009.
(6)	Mr. Azzata left employment with the Company July 2010.

Employment Agreements

On October 5, 2010, the Company entered into amended and restated employment agreements with Jeffrey S. Rosenfeld, its Chief Executive Officer, Anthony J. Nicolosi, its President and Brian R. Neill, its Chief Financial Officer.   The agreements and are for three-year terms, which are subject to an automatic one-year renewal provision after the initial three year term expires, unless the other party gives at least 120 days notice prior to the date of automatic renewal. Mr. Nicolosi and Mr. Neill receive annual base salaries of $350,000 and $250,000, respectively. During his first year of employment, Mr. Rosenfeld's annual base salary is $200,000 and increases to $225,000 in his second year and $250,000 in his third year. These salaries are subject to an annual review by the Board of Directors and each is eligible to receive discretionary bonuses of up to 33% of his base salary. Each executive is also entitled to receive an annual stock grant of at least one million shares of the Company’s common stock. All are eligible to participate in the benefit plans available to our senior executives.

If an executive’s employment is terminated without cause or by the executive for good reason, the executive will receive a lump sum severance payment equal to one year's annual salary and any accrued but unpaid bonuses upon termination of the executive's employment. If the executive is terminated after a change of control (as defined in the employment agreement) without cause or if the executive terminates for good reason, he will be entitled to receive one year's annual salary and any accrued but unpaid bonuses in a lump sum payment.

Outstanding Equity Awards at Fiscal Year End

Our Named Executive Officers did not have any unexercised stock options or unvested stock awards as of December 31, 2010.

Executive Compensation Discussion

The base salary for our current executive officers (Mr. Rosenfeld, Mr. Nicolosi and Mr. Neill) are based on the scope of their responsibilities taking into account competitive market compensation paid by other companies for similar positions.  Base salaries are reviewed annually, as part of the Company’s review process, and are adjusted from time to time after taking into account a number of factors, including each executive’s level of responsibility, level of performance during the past fiscal year (with respect to specific areas of responsibility and on an overall basis), past and present contribution to and achievement of Company goals, and our historical compensation levels.

The Company made discretionary bonus awards of $91,000 to Mr. Rosenfeld and $82,500 to Mr. Neill in December 2010 in recognition of their extraordinary efforts in improving the Company's operating performance during fiscal 2010.  In addition, the Company issued stock awards in the amount of 1 million shares of each of Mr. Neill and Mr. Nicolosi and 500,000 shares to Mr. Rosenfeld in fiscal 2010 pursuant to its contractual obligation in their employment agreements.

The Company's Board of Directors approved the grant of stock bonus payments to Mr. Neill and Mr. Nicolosi for exceptional services rendered in the first six months of 2010 and to ensure continuity of management at the Company during its new growth initiatives. These services rendered by Mr. Nicolosi and Mr. Neill included, but were not limited to identifying several new acquisition opportunities for the Company, negotiating and structuring the terms of the proposed acquisition transactions and implementing certain operational changes in the Company's business.  The Board authorized the Company to make these bonus payments by issuing 400,000 shares of the Company's Series C Preferred Stock to Mr. Neill and 170,000 shares of the Company's Series C Preferred Stock to Mr. Nicolosi on June 30, 2010.  The Company also approved the issuance of 400,000 shares of its Series C preferred stock to Mr. Rosenfeld in connection with his employment agreement.

The Company provides its executives and others employees with a variety of health and welfare, and paid time-off benefits designed to enable the Company to attract and retain our workforce in a competitive marketplace. These benefits help ensure that we have a productive and focused workforce through reliable and competitive health and other benefits. Savings plans help employees, especially long-service employees, save and prepare financially for retirement.  The Company also provides its executives and other employees with the opportunity to participate its 401(k) plan.  Participants choose to invest their account balances from an array of investment options as selected by plan fiduciaries from time to time. The 401(k) Plans are designed to provide for distributions in a lump sum or in periodic installments after termination of service. However, loans and in-service distributions under certain circumstances such as a hardship, attainment of age 591/2 or a disability are permitted.

The Company provides its executive officers with perquisites and other personal benefits that it believes are reasonable and consistent with our overall compensation program to better enable us to attract and retain executive officer and key employees. During fiscal 2010, our executive officers were only provided participation in the plans and programs described above and monthly car allowances, as set forth in their employment agreements. None of our executive officers received any other perquisites or other benefits, which conferred a direct or indirect benefit having a personal aspect and which were not generally available to other employees.

Director Compensation Table

We do not currently compensate our non-employee directors in cash for their service as members of our board of directors.  We reimburse our directors for reasonable expenses in connection with our board of directors meetings.  We issued 50,000 shares of our common stock to George Wallace, as compensation for joining our Board as a new director on August 17, 2010.

Name	Fees Earned or Paid in Cash	Stock Award(1)	Total
Albert Biehl	$0	$0	$0
Robert Taylor	$0	$0	$0
James Wallace	$0	$3,750	$3,750

(1) Stock awards are valued based on the aggregate grant date fair value of the award on the date of grant and are computed in accordance with FASB ASC Topic 718.

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
Equity compensation plans approved by security holders (2010 Plan)	10,000,000	––	10,000,000

Equity compensation plans not approved by security holders	0	––	0
Total	10,000,000	––	10,000,000

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of Common Stock at March 7, 2011 by (i) each Named Executive Officer, (ii) each director, (iii) all of our Named Executive Officers and directors as a group and (iv) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock.  Unless otherwise specified, we believe that all persons listed in the table possess sole voting and investment power with respect to all shares of the Company’s Common Stock that are beneficially owned by them. As of March 7, 2011, we had 113,617,674 shares of Common Stock issued and outstanding, 55,461 shares of Series A Preferred Stock, 500,000 shares of Series B Preferred Stock and 1,200,000 shares of series C Preferred Stock.

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

	Shares Beneficially Owned						% Total Voting Power
	Common Stock		Series B Preferred		Series C Preferred
Name of Beneficial Owner	Shares	%	Shares	%	Shares	%
Officers and Directors
						33.3

Anthony Nicolosi	4,289,500	3.78	500,000	100	400,000	33.3

Brian Neill	2,000,000	1.76	---	---	400,000	---	*

Albert Biehl	50,000	*	---	---	---	---	*

Robert B. Taylor	25,000	*	---	---	---	---	*

Jeffrey Rosenfeld	650,000	*	---	---	400,000	33.3	*

James Wallace	50,000		---	---	---	---
TOTAL	7,064.500	6.21	500,000	100	1,200,000	100	55.33

* Less than 1%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During 2010 and 2009,  there has not been nor is there currently proposed any transaction or series of similar transactions to which the Company was or will be a party in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company's total assets at year-end for the last two completed fiscal years; and in which any director, executive officer, or shareholder owning more than 5% of our common stock, or any member of their immediate family had or will have a direct or indirect material interest.

For information regarding the independence of our directors, please see Item10. Directors, Executive Officers and Corporate Governance – Independence, Board Committees and Audit Committee.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to us by DeMeo Young McGrath ("DeMeo") for professional services rendered for the fiscal years ended December 31, 2009 and 2009:

Fee Category	Fiscal 2010	Fiscal 2009
Audit Fees	$65,522	$57,000
Tax Fees	$18,449	$4,049
All Other Fees	$149,215	$239,963
Total Fees	$233,186	$301,012

Audit Fees. The aggregate fees billed for professional services rendered was $65,522 and $57,000  for the audit of our annual financial statements for the fiscal years ended December 31, 2010 and 2009, respectively, and the reviews of the financial statements included in our Forms 10-Q and Forms 10-QSB for those fiscal years.

Tax Fees.  The aggregate fees billed for professional services rendered was $ 18,449 and $4,049 for tax services for the fiscal years ended December 31, 2010 and 2009, respectively.

All Other Fees.  In addition to the services described above, there were other services amounting to $149,215 relating to the audit of a possible acquisition candidate provided by DeMeo for the fiscal year ended December 31, 2010.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Board's policy is to pre-approve all audit and permissible non-audit services provided by the independent public accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. DeMeo and management are required to periodically report to the Board regarding the extent of services provided by the independent public accountants in accordance with this pre-approval, and the fees for the services performed to date. The Board may also pre-approve particular services on a case by case basis. The Board approved one hundred percent (100%) of all such professional services provided by DeMeo during fiscal 2010 and 2009, respectively.

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

See the Exhibit Index on page 32 of this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) f the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL CONNECTIONS HOLDINGS, INC.

March 30, 2011	By:	/s/ Jeffrey S. Rosenfeld
Jeffrey S. Rosenfeld
Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Rosenfeld	Chief Executive Officer and Director	March 30, 2011
Jeffrey Rosenfeld	(Principal Executive Officer)

/s/ Anthony Nicolosi	President and Director	March 30, 2011
Anthony Nicolosi

/s/ Brian Neill	Chief Financial Officer	March 30, 2011
Brian Neill	(Principal Financial/Accounting Officer)

/s/ Dr. Albert Biehl	Director	March 30, 2011
Dr. Albert Biehl

/s/ Robert B. Taylor	Director	March 30, 2011
Robert B. Taylor

/s/ James Wallace	Director	March 30, 2011
James Wallace

INDEX TO EXHIBITS

Number	Exhibit Name and/or Identification of Exhibit

2.1
Share for Share Exchange Agreement between the Company and Medical Connections, Inc. (incorporated by reference to Schedule A of the Company’s Definitive Proxy Statement filed with the SEC on October 7, 2005).

3.1.1
Articles of Incorporation filed with the Florida Secretary of State on May 11, 1999 (incorporated by reference to Exhibit 3.1 of the Company's registration statement on Form SB-2 filed with the SEC on October 29, 2001).

3.1.2
Amendment to Articles of Incorporation filed with the Florida Secretary of State on June 25, 1999 (incorporated by reference to Exhibit 3.2 of the Company's registration statement on Form SB-2 filed with the SEC on October 29, 2001).

3.1.3
Articles of Amendment to Articles of Incorporation filed with the Florida Secretary of State on August 10, 1999 (incorporated by reference to Exhibit 3.3 of the Company's registration statement on Form SB-2 filed with the SEC on October 29, 2001).

3.1.4
Articles of Share Exchange of Webb Mortgage Depot, Inc. with Webb Mortgage Services Corporation and Webb Mortgage Corp. filed with the Florida Secretary of State on March 13, 2000 (incorporated by reference to Exhibit 3.4 of the Company's registration statement on Form SB-2 filed with the SEC on October 29, 2001).

3.1.5	Amendment to the Articles of Incorporation filed with the Florida Secretary of State (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed with the SEC on December 29, 2005).

3.1.6
Amendment to the Articles of Incorporation filed with the Florida Secretary of State on March 31, 2008 (incorporated by reference to Exhibit 3.7 of the Company's Form 10-KSB filed with the SEC on April 15, 2008).

3.1.7
Designation of Series C Preferred Stock filed with the Florida Secretary of State on November 12, 2009 (incorporated by reference to Exhibit 3.1 in the Company's Form 8-K filed with the SEC on November 13, 2009).

3.1.8
Amendment to the Articles of Incorporation of Medical Connections Holdings, Inc. filed with the Florida Secretary of State on June 30, 2001 (Incorporated by reference to Exhibit 2.1 in the Company's Quarterly Report on Form 10-Q filed with the SEC on August 11, 2010)

3.2	Bylaws (incorporated by reference to Exhibit 3.5 of the Company's registration statement on Form SB-2 filed with the SEC on October 29, 2001).

10.1
Amended and Restated Employment Agreement dated October 5, 2010 between the Company and Jeffrey S. Rosenfeld (incorporated by reference to Exhibit 10.1 in the Company's Form 8-K filed with the SEC on October 5, 2010).+

10.2
Amended and Restated Employment Agreement dated October 5, 2010 between the Company and Anthony Nicolosi (incorporated by reference to Exhibit 10.2 in the Company's Form 8-K filed with the SEC on October 5, 2010).+

10.3
Amended and Restated Employment Agreement dated October 5, 2010 between the Company and Brian Neill (incorporated by reference to Exhibit 10.3 in the Company's Form 8-K filed with the SEC on October 5, 2010).+

10.4	2010 Stock Incentive Plan (incorporated by reference to Annex A attached to the Company's definitive proxy statement filed with the Commission on June 2, 2010).+

10.5
Office Lease dated June 22, 2009 between BRE/BOCA Corporate Center, LLC. and Medical Connections, Inc. (incorporated by reference to Exhibit 10.5 in the Company's Form 10-Q filed with the SEC on August 13, 2008)

10.6
Separation and Release Agreement dated July 16, 2010 between Medical Connection Holdings, Inc. and Joseph Azzata (incorporated by reference from Exhibit 10.2 in the Company's Form 8-K filed with the SEC on July 21, 2010).

14.1	Code of Ethics (incorporated by reference to Exhibit 3.8 of the Company's Form 10-KSB filed with the SEC on April 15, 2008).

23.1	Consent of DeMeo, Young McGrath, Independent Certified Public Accountants*

31.1	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32 .1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32 .2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed Herewith
+Management Compensation Plan or Agreement

De Meo, Young, McGrath
A Professional Services Company

SUITE 517	SUITE 459
2400 EAST COMMERCIAL BOULEVARD	2424 NORTH FEDERAL HIGHWAY
FORT LAUDERDALE, FLORIDA 33308	BOCA RATON, FLORIDA 33431
(954) 351-9800	(561) 447-9800
FAX (954) 938-8683	FAX (561) 391-8856
dym@dymco.net	boca@dymco.net
—————————	—————————
Robert E. McGrath, CPA	Anthony De Meo, CPA*, ABV,PFS, CFF
Roberta N. Young, CPA	Michael I. Bloom, CPA
—————————
*regulated by the State of Florida

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Medical Connections Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Medical Connections Holdings, Inc. and Subsidiaries (the "Company"), a Florida corporation, as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Connection Holdings, Inc. and Subsidiaries at December 31, 2010 and December 31, 2009 and the results of their consolidated operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company's dependence on outside financing, lack of sufficient working capital, and recurring losses from consolidated operations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

De Meo, Young, McGrath

/s/ DE MEO, YOUNG, MCGRATH

Boca Raton, Florida
March 30, 2011

DYM
MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS:  MANAGEMENT CONSULTING SERVICES DIVISION; SEC PRACTICE SECTION;
PRIVATE COMPANIES PRACTICE SECTION; TAX DIVISION ● FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ● INSTITUTE OF BUSINESS APPRAISERS

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 and 2009

	December 31,	December 31,
	2010	2009
ASSETS

Cash	$1,698,030	$1,017,843
Accounts receivable, net	1,352,506	804,382
Prepaid expenses	2,996	98,515
Total current assets	3,053,532	1,920,740

Property and equipment	919,763	386,953
Less: accumulated depreciation	313,772	243,475
	605,991	143,478

Other assets
Security deposit	200,000	206,642
Intangible asset, net of amortization of $142,500	128,981	218,981
and $52,500, respectively
	328,981	425,623

Total assets	$3,988,504	$2,489,841

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$324,824	$129,227
Accrued expenses	174,802	85,063
Total current liabilities	499,626	214,290

Total liabilities	499,626	214,290

Stockholders' equity
Preferred stock, Class A, $.001 par value; 1,000,000 shares
authorized, 55,461 and 85,220 issued and outstanding, respectively	55	85
Preferred stock, Class B, $.001 par value; 500,000 and
1,000,000 respectively; authorized, issued and outstanding	500	1,000
Preferred stock, Class C, $.001 par value; 1,200,000 and
460,000 respectively; authorized, issued and outstanding	1,200	460
Common stock, $.001 par value, 200,000,000 shares authorized,
111,503,958 and 52,378,794 shares issued and outstanding, respectively	111,504	52,379
Additional paid-in capital	44,703,680	35,766,004
Accumulated deficit	(41,328,061)	(33,544,377)
Total stockholders' equity	3,488,878	2,275,551

Total liabilities and stockholders' equity	$3,988,504	$2,489,841

See the accompanying notes to the consolidated financial statements

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2,010	2,009

Cash flow from operating activities
Net loss	$(7,783,685)	$(7,711,887)

Adjustments to reconcile net loss to net cash
Depreciation and amortization	160,297	112,910
Common stock issued for compensation	394,175	947,658
Decrease in fair value of asset held for investment	-	-
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable	(548,124)	213,940
Security deposit	6,644	21,898
Prepaid expenses	95,519	76,794
Accounts payable and accrued expenses	285,336	(224,514)

Net cash used in operating activities	(7,389,838)	(6,563,201)

Cash flow from investing activities
Acquisition of property and equipment	(532,810)	(60,046)
Proceeds from sale of investment property	-	400,000
Net cash provided by (used in) investing activities	(532,810)	339,954

Cash flow from financing activities
Proceeds from issuance of common stock and warrants	8,602,835	6,642,032
Payment on loan payable	-	-

Net cash provided by financing activities	8,602,835	6,642,032

Net increase (decrease) in cash and cash equivalents	680,187	418,785

Cash and cash equivalents at beginning of year	1,017,843	599,058

Cash and cash equivalents at end of year	$1,698,030	$1,017,843

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$71
Taxes	$-	$-

See the accompanying notes to the consolidated financial statements

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Revenue	$7,805,523	$6,131,611

Direct costs of revenue	5,876,977	4,466,871
Sales and marketing expenses	294,373	359,703
Recruiting - salaries and costs	1,632,131	2,102,727
Professional and consulting fees	564,692	540,524
General and administration expenses	3,608,182	3,596,723

Total operating expenses	11,976,355	11,066,548

	(4,170,833)	(4,934,938)

Interest expense		71
Interest income	(16)	(179)

Non operating expenses:

Investor relations	3,125,426	2,121,670
Acquisitions	344,224	383,635
Investment banking	143,218	148,221
NC house	-	123,531

Total non-operating expenses	3,612,852	2,776,949

Loss before income taxes	(7,783,685)	(7,711,887)

Income taxes	-	-

Net (loss)	$(7,783,685)	$(7,711,887)

Net loss per common share - basic and fully diluted	$(0.10)	$(0.20)

Weighted average common shares outstanding
- basic and fully diluted	75,560,243	37,965,000

See the accompanying notes to the consolidated financial statements

Medical Connections Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2010 and 2009

	Preferred Stock "A"		Preferred Stock "B"		Preferred Stock "C"		Common Stock		Paid - In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Totals

Balance January 1, 2009	110,865	$111	1,000,000	$1,000	-	$-	29,343,362	$29,344	$27,928,303	$(25,832,490)	$2,126,268

Common stock issued
for cash							17,249,571	17,250	6,624,782		6,642,032

Common stock issued
for acquisition of MSD							1,180,354	1,180	270,301		271,481

Common stock issued in
connection with disposition
of NC property							400,000	400	91,600		92,000

Common stock issued
for Preferred Stock "A"	(25,645)	(26)					487,255	487	(461)		-

Issuance of
Preferred Stock "C"					460,000	460					460

Common stock issued
for compensation							3,718,252	3,718	851,479		855,197

Net loss for the year										(7,711,887)	(7,711,887)

Balance December 31, 2009	85,220	85	1,000,000	1,000	460,000	460	52,378,794	52,379	35,766,004	(33,544,377)	2,275,551

Common stock issued
for cash							54,859,743	54,885	8,385,089		8,439,974

Warrants issued									162,862		162,862

Redemption of
for Preferred Stock "B"			(500,000)	(500)					500		-

Common stock issued
for Preferred Stock "A"	(29,759)	(30)					565,421	565	(535)		-

Issuance of
Preferred Stock "C"					740,000	740			(740)		-

Common stock issued
for compensation							3,700,000	3,675	390,500		394,175

Net loss for the year										(7,783,684)	(7,783,684)

	55,461	$55	500,000	$500	1,200,000	$1,200	111,503,958	$111,504	$44,703,680	$(41,328,061)	$3,488,878

See the accompanying notes to the consolidated financial statements

Medical Connections Holding, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Medical Connections Holdings, Inc. and its wholly-owned subsidiary, (the "Company") is a healthcare staffing company which provides staffing services for allied professionals and nurses to our clients on a national basis.  We provide recruiting and staffing services for permanent and temporary positions, with an option for the clients and candidates to choose the most beneficial working arrangements.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Medical Connections Holdings, Inc., and its wholly-owned subsidiary. All material inter-company transactions and balances have been eliminated in consolidation.

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

The Company maintains cash and cash equivalent balances at a single financial institution which are insured by the Federal Deposit Insurance Corporation.

ALLOWANCES FOR DOUBTFUL ACCOUNTS / SALES ALLOWANCE

Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. Estimated allowances for doubtful accounts ($50,000) are determined to reduce the Company's receivables to their carrying value, which approximates fair value. Estimated allowances for sales “falloffs” ($60,000) provide for that portion of permanent placement revenue that may be discounted after a reasonable period of time.  All allowances are estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. A roll forward of the allowance of doubtful accounts is as follows:

Balance January 1, 2010	$110,000

Additions:
Bad Debt expense	15,850
Sales allowance	174,670

Deductions:
Write offs	(190,520)

Balance December 31, 2010	$110,000

LIVING EXPENSES

The Company leases a number of apartments for its field employees under short-term cancelable agreements (typically three months), which generally coincide with each employee’s staffing contract. Costs relating to these leases are included in direct operating expenses on the accompanying consolidated statements of operations. As a condition of these agreements, the Company on occasion places security deposits on the leased apartments. Deposits included in prepaid and other current assets in the consolidated balance sheet relate to these short-term agreements. During 2010, the Company outsourced this function to a third-party housing management company.

PROPERTY AND EQUIPMENT

           Property and Equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, three to five years.  Leasehold improvements are amortized over their estimated useful life or the life of the lease, whichever is shorter.

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

           If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives. When equipment is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations.  The Company completed its annual impairment analysis for the years ended December 31, 2010 and 2009, and determined that no adjustment to the carrying value of property and equipment was required.

INTANGIBLE ASSETS

Intangible assets that have indefinite lives are not amortized but rather are tested at least annually for impairment. The Company assesses impairment by comparing the fair value of an intangible asset with its carrying value. The determination of fair value involves significant management judgment. Impairments are expensed when incurred. For intangible assets the impairment test compares the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company completed its annual impairment analysis for the years ended December 31, 2010 and 2009, and determined that no adjustment to the carrying value of intangible assets was required.

Intangible assets that have finite useful lives continue to be amortized over their estimated useful lives. The investor list acquired in the MSD acquisition is being amortized over a useful life of 3 years. Amortization expense was $90,000 and $52,500 for the years ended December 31, 2010 and 2009, respectively.
Estimated amortization expense for the years subsequent to December 31, 2010 is as follows:

2011	$90,000
2012	$38,981

ADVERTISING

The Company's policy is to expense the costs of advertising and marketing as they are incurred. Advertising expense for the years ended December 31, 2010 and 2009 was $294,373 and $359,703, respectively.

We use advertising to brand ourselves and increase our visibility with respect to capital-raising and operating initiatives.  As part of that strategy, during 2010, we expended approximately $115,000 in connection with a targeted magazine and television mediums whereby the Company’s name appeared on banners and other high visibility forms of advertising.

INVESTOR RELATIONS

During 2010, we paid consultants approximately $3.1M for the fair value of services rendered consisting principally of:

•	Marketing fees relating to capital formation
•	National company-awareness internet news campaigns

In addition, we issued 1,100,000 of the Company’s common stock to certain consultants.

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

STOCK-BASED COMPENSATION

ASC-718 (formerly SFAS No. 123R, "Share-Based Payment", a revision of SFAS No. 123 and superseded APB 25) eliminates the use of the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. Further ASC-718 permits companies to adopt its requirements using either a "modified prospective" method or a "modified retrospective" method. Under the "modified prospective" method compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of ASC-718 for all share-based payments granted after that date, and, based on the requirements of ASC-718, for all unvested awards granted prior to the effective date of ASC-718.

COMMON STOCK ISSUED FOR OTHER THAN CASH

Services purchased and other transactions settled in the Company's common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

EARNINGS (LOSS) PER SHARE OF COMMON STOCK

Income (Loss) per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the loss of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended December 31, 2010 and 2009.

REVENUE RECOGNITION

The Company records its transactions under the accrual method of accounting whereby income recognized when the services are   rendered and collection is reasonably assured. The Company recognizes revenue from permanent placement services when invoiced which is typically within 30-45 days from the date the candidate has agreed to commence employment. Invoices for these services are rendered after a candidate has been selected, the candidate has accepted the position, and the contracting employer has offered and accepted the terms of the candidate’s employment. Adjustments to the fee for these services occur if the candidate’s performance is not satisfactory or if the candidate does not commence work requiring the company to find a replacement candidate. Contract appointments includes contracts for what is commonly known as “travel positions,” which are for allied health professionals, nurses or physicians who are willing to take temporary assignments outside their home region. Under this arrangement, we are the employer of record for the healthcare professional. The healthcare facility remits a fee to us that include all employment overhead, as well as a surcharge for the service. The revenue from this activity is earned from the commission and surcharge for the service which is billed and recognized off of weekly time cards.

The Company considers the different services described above to aggregate into one line of business. Temporary staffing services represent more than 87.2% and 83.2% respectively, of the Company’s consolidated revenue while permanent placements represent approximately 12.8% and 16.8%, for the years ended December 31, 2010 and 2009, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, loans payable, line of credit, convertible debentures, promissory note, mortgage payable, accounts payable and liability for stock to be issued approximate fair value because of the immediate or short-term maturity of these financial instruments.

RECLASSIFICATIONS

Certain amounts in 2009 were reclassified to conform to the 2010 presentation. These reclassifications had no effect on net loss for the periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that is now part of the topic on Consolidations dealing with the consolidation of variable interest entities. The new requirements change how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated and requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. The new requirements became effective on January 1, 2010. Adoption did not have a material effect on the Company’s results of operations and cash flows or financial position.

In October 2009, the FASB issued ASU, Multiple-Deliverable Revenue Arrangements, to (i) provide guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated; (ii) require an allocation of revenue using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of the selling price; and (iii) eliminate the residual method. The update becomes effective on a prospective basis in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company does not expect that adoption will have a material effect on its results of operations and cash flows or financial position.

In October 2009, the FASB issued an ASU, Certain Revenue Arrangements that Include Software Elements, that amends existing requirements to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. The update becomes effective on a prospective basis in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company does not expect that adoption will have a material effect on its results of operations and cash flows or financial position.

In January 2010, the FASB issued an ASU, Improving Disclosures about Fair Value Measurements, requiring additional disclosures on fair value measurements. Disclosure requirements for transfers in and out of levels 1 and 2 of the hierarchy for fair value measurements, that became effective January 1, 2010, did not have a material effect on the Company’s results of operations or financial position. Disclosures about purchases, sales, issuance, and settlements in a roll forward of activity for level 3 fair value measurements are deferred until fiscal years beginning after December 15, 2010. The Company does not expect that adoption will have a material effect on its results of operations and cash flows or financial position.

In April 2010, the FASB issued an ASU, Revenue Recognition — Milestone Method, to provide guidance on (i) defining a milestone, and (ii) determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The guidance becomes effective on a prospective basis for research and development milestones achieved in fiscal years beginning on or after June 15, 2010, with early adoption and retrospective application permitted. The Company does not expect that adoption will have a material effect on its results of operations and cash flows or financial position.

In July 2010, the FASB issued an ASU, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to expand disclosures for exposure to credit losses from lending arrangements, including credit risks involved in financing receivables and allowances for credit losses. Adoption did not have a material effect on the Company’s results of operations and cash flows or financial position.

In December 2010, the FASB issued an ASU, Disclosure of Supplementary Pro Forma Information for Business Combinations, effective for business combinations occurring after December 15, 2010, and an ASU, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, effective for fiscal years beginning after December 15, 2010. The Company does not expect that adoption will have a material effect on its results of operations and cash flows or financial position.

NOTE 3- PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2010 and 2009:

	2010	2009

Leasehold Improvements	$240,816	$78,762
Office Furniture	466,759	109,912
Office Equipment	212,187	198,279
Total	919,762	386,953

Less:Accumulated Depreciation	(313,772)	(243,475)
	$605,990	$143,478

Depreciation expense for the years ended December 31, 2010 and 2009 was $124,792 and $60,410 respectively.

NOTE 4 - STOCKHOLDERS' EQUITY

           SERIES A PREFERRED STOCK

As of December 31, 2010, the Company had 1,000,000 shares of Series A Preferred Stock   authorized, $0.001 par value per share, and 55,461 shares were issued and outstanding.   Each holder of the Series A Preferred Stock may convert each share of Preferred Stock into nineteen (19) shares (the “Conversion Ratio”) of the Company’s Common Stock at any time. The Conversion Ratio is subject to adjustment in the event of any recapitalization or reorganization.  The Holders of the Series A Preferred Stock are required to tender the Series A Preferred Stock Certificate to the Company for redemption prior to issuance of any shares of Common Stock. Until such shares of Series A Preferred Shares are exchanged for the Company’s Common Shares, each holder of a Series A Preferred Share shall be entitled to one vote per share on all matters which are brought to a vote of the holders of our Common Stock.  Holders of the Series A Preferred Stock have no other rights or preferences. As of December 31, 2010, a total of 477,269 shares of Series A Preferred Stock have been converted into 9,068,111 shares of our Common Stock. There were 29,759 shares of Series A Preferred Stock converted into 565,421 shares of Common Stock during the year ended December 31, 2010.

SERIES B PREFERRED STOCK

As of December 31, 2010, the Company has 1,000,000 shares of Series B Preferred Stock authorized, $0.001 par value per share, and 500,000 shares issued and outstanding.  The par value per share of Series B Preferred Stock is $0.001.  Each share of Series B Preferred Stock has 10 votes per share and the Series B Preferred Stock is not convertible into shares of the Company's Common Stock.

SERIES C PREFERRED STOCK

As of December 31, 2010, the Company has 1,200,000 shares of Series C Preferred Stock authorized, $0.001 par value per share, and 1,200,000 shares issued and outstanding.  Each share of Series C Preferred Stock has 100 votes per share and will vote together with holders of the Company's common stock and Series B Preferred Stock as a single class on all matters presented to the Company's shareholders at an annual or special meeting (or pursuant to written consent), except with respect to the matters relating to the election of directors.  The holders of a majority of shares of the Company's Series C Preferred Stock will have the right to appoint a majority of the directors serving on the Company's Board. The Series C Preferred Stock does not have any dividend or liquidation preferences and is not convertible into shares of the Company’s Common Stock.

During 2010, the Company increased the pool of preferred shares available for authorization and issuance to 10,000,000.  The above reflects formal authorization and issuance of preferred shares by series as of December 31, 2010.

COMMON STOCK

As of December 31, 2010, the Company has 200,000,000 shares of common stock authorized, $0.001 par value per share, and 111,503,958 issued and outstanding.

WARRANTS AND OTHER EQUITY TRANSACTIONS

For the year ended December 31, 2010, the Company issued 5,225,900 warrants to purchase one share of Common Stock at $0.01 per share. The warrants, which expire two years after issuance, have a value of $162,862 based on computations using the Black-Scholes valuation model. The following assumptions were used in the model to determine the fair value of the warrants:

a term of 2 years, risk-free rate of 3.00%, average volatility of 45%, and dividend yield of zero.

During 2010, the Company issued 3,675,000 shares of its common stock for services rendered, at $ 0.103 per share fair market value, for a total cost of $380,175.

During 2010, the Company converted 29,759 shares of its preferred stock A into 565,421 shares of its common stock pursuant to a Preferred Stock Agreement.

During 2010, the Company sold 54,903,935 shares of its common stock and 2,439,000 warrants to purchase an equal number of shares of common stock, exercisable at $.01 per share, for total net proceeds of $8,602,627.

NOTE 5 – STOCK-BASED COMPENSATION, OPTIONS AND WARRANTS

STOCK-BASED COMPENSATION

At December 31, 2010, the Company had one stock -based compensation plan, its 2010 Stock Incentive and Compensation Plan, which reserves 10 million shares for issuance. The Plan provides for the grant of options, restricted stock, stock appreciation rights, performance shares and performance units to our employees, consultants and non-employee directors. The Company accounts for the fair value of its grants under this plan in accordance with ASC-718. In 2010, the Company issued an aggregate of 3,700,000 shares of its common stock, consisting of restricted and control stock, to certain key executives, members of its Board of Directors, employees and independent consultants, both under the Plan and outside the Plan.

Stock sold as private offering, is subject to the following restrictions: (i) shares cannot be sold until after one-year for affiliates and until after six months for non-affiliates, and; (ii) the stock contains a legend defining restrictions.

The Company obtained an independent valuation (the Valuation) of its common stock incorporating the following:

•
The Company had a private placement as of October 22, 2010 whereby 24,000,000 shares were sold at $0.10 per share. In November and December, 2010, shares were issued to other third parties for $0.070 per share.

•
The issue price of the 24 million shares referred to above represented a 41% discount off the closing price of $0.17 as of October 22, 2010. Further, the issue price of shares issued in November and December, 2010 represented a 47% discount off the average price of $0.131 during the same two months.

•
The Valuation gave effect to historical volatility of the Company’s common stock: (i) using the daily stock price in 2010, the standard deviation calculated for 2010 was 12.24%.  The calculated discount range was based on + 12.24% and – 12.24% of the $0.170 (as of October 22, 2010) and $0.131 (average price in November and December, 2010) prices as cited above.

Giving effect to the above factors within the Valuation, the produced discounts ranged from a high of 53% to a low of 33%; the average and median were 43% and 44%, respectively.  Accordingly, the Company used a 44% discount with respect to its recordation of share-based compensation.

The compensation cost that has been charged against income is approximately, $380,000 and$182,500 for the years ended December 31, 2010 and 2009, respectively.

STOCK OPTIONS

There were no stock options outstanding and exercisable at December 31, 2010.

WARRANTS

In connection with various equity financings that we have secured, we have outstanding warrants to purchase a total of 6,333,494 shares of our common stock.

No. of Warrants	Grant Date	Exercise Price	Expiration Date
232,854	2009	$1.00	2011
2,547,281	2009	$0.75	2011
2,439,000	2010	$0.01	2012

NOTE 6 - PROVISION FOR INCOME TAXES

           The Company reported no tax expense or benefit for the year ended December 31, 2010 due to the net operating losses incurred during the period and a valuation allowance established against 100% of the Company’s deferred tax assets. At December 31, 2010 and 2009 deferred tax assets consist of the following:

	2010	2009

Deferred tax asset	$10,540,000	$9,694,000

Less: valuation allowance	(10,540,000)	(9,694,000)

Net deferred tax assets	$0	$0

           As of December 31, 2010, the Company had accumulated deficits approximating $31,000,000 available to offset future Federal and applicable State taxable income which expire at various times through 2029. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in the future period.

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

NOTE 7 – RETIREMENT PLAN

The Company maintains a 401 (k) defined contribution plan which covers its eligible employees as defined by the plan.  The Company may elect to make discretionary contributions to the plan in an amount equal to 3.5% of the employee’s contributions, which cannot exceed 80% of the employee’s compensation.  The Company contributed approximately $51,844 and $48,412, respectively, which is included in General and Administrative Expenses in the accompanying consolidated statements of operations for the years ended December 31, 2010 and 2009, respectively.

NOTE 8- OPERATING LEASES

 Our corporate headquarters are located at 4800 T-Rex Avenue, Suite 310, Boca Raton, Florida 33431.  We operate Medical Connections, Inc. from this office.   We lease approximately 10,000 square feet of space with a monthly base rent expense of $14,245. Additionally, operating expenses and taxes are approximately $7,400 per month.  Our current lease expires on May 15, 2016.
  The lease required a $200,000 security deposit which acts as guarantee for performance under the terms of the lease. Such amount is included in other assets in the accompanying consolidated balance sheet as of December 31, 2010. In the event of no future defaults, the security deposit of $200,000 shall be reduced by $50,000 after expiration of each of the third, fourth, and fifth lease year, with $50,000 remaining as security until lease termination. Under the lease , the monthly base rent began at $13,830 and will increase by 3% each year for a total of $1,105,682 in  minimum rent payments. We are required to pay property taxes, utilities, insurance and other costs relating to the leased facilities.

The following is a schedule, by years, of future minimum rental payments required under this operating lease that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2010:

For the periods ended:	Amount Estimated
5/16/2010 through 5/15/2011	$170,935
5/16/2011 through 5/15/2012	$176,063
5/16/2012 through 5/15/2013	$181,345
5/16/2013 through 5/15/2014	$186,786
5/16/2014 through 5/15/2015	$192,389
5/16/2015 through 5/15/2016	$198,161
Total minimum payments required:	$1,105,682

 NOTE 9 – CONCENTRATIONS OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risks, consist primarily of trade receivables. The Company has attempted to minimize this risk by monitoring customers’ credit and payment activities

Financial instruments that potentially subject the Company to concentrations of credit risk as defined by ASC 825-10 pertain to trade accounts receivable which risks are limited due to the large number of customers and their dispersion across a number of geographic areas. However, essentially all trade receivables are concentrated in the hospital and healthcare sectors in the United States and, accordingly, the Company is exposed to their respective business and economic variables. Although the Company does not currently foresee a concentrated credit risk associated with these receivables, repayment is dependent upon the financial stability of these industry sectors.

The Company’s contract terms typically require payment between 30 to 60 days from the date services are provided and are considered past due based on the particular negotiated contract terms.  The Company does not generally require collateral.

The Company has attempted to minimize this risk by monitoring customers’ credit and payment activities.

The Company had 2 customers that represented approximately 22.5 % and 10.1 % of total accounts receivable as of December 31, 2010 and 2009, respectively that accounted for 14.5 % and 11.2% of total 2010 and 2009 revenue, respectively.

During the year ended December 31, 2010, the Company maintained accounts with a single financial institution. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act, all noninterest-bearing transaction accounts are provided with unlimited insurance coverage. Therefore, the Company has no risk exposure during the term of the Act, which currently is set to expire December 31, 2012. However, during 2009, the Company’s balance in excess of FDIC insurance limits was $767,843. In order to minimize its exposure, the Company conducts its business with one of the largest and well-capitalized banks in the United States.

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

Management’s plans include continuing to fund company operations through issuance of common stock, as well as, furthering cost-saving initiatives implemented during the fourth quarter of 2010.

NOTE 11 - CONTINGENCIES

Legal Proceedings:

The Company and certain of its subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations. In view of the inherent difficulty of predicting the outcome of such matters, the Company cannot state what the eventual outcome of these matters will be. The Company believes that any amount of incremental liability arising from these matters is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Executive Compensation/Employment Agreements:

On October 5, 2010, the Company entered into amended and restated employment agreements with certain key executives.  The agreements are for initial three-year terms, which are subject to automatic one-year renewal provisions at the expiration of the original, initial three year term, subject to 120 days written notice prior to the date of automatic renewal. The terms of the Agreements, stipulates minimum annual base salaries which are subject to an annual review by the Company’s Board of Directors.  Additionally, each executive is eligible to receive discretionary bonuses of up to 33% of base salary and an annual stock grant of at least one million shares of the Company’s common stock. Further, each executive is eligible to participate in the benefit plans available to our senior executives. For 2009, stock grants were treated as restricted stock, and, as such, the Company did not deduct certain share-based compensation for income tax purposes and did not include such compensation on IRS reporting forms.

Further, under the terms of the Agreements, if an executive’s employment is terminated by either party for cause, then that executive will receive a lump sum severance payment equal to one year's annual salary and any accrued but unpaid bonuses upon termination of the executive's employment. If the executive is terminated after a change of control of the Company, as defined, without cause or if the executive terminates for good reason, then that executive will be entitled to receive one year's annual salary and any accrued but unpaid bonuses in a lump sum payment.