Form 10-K/A
period 2010-12-31
MEDICAL CONNECTIONS HOLDINGS, INC.
filed 2011-04-20
CIK 1140303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-72376

Medical Connections Holdings, Inc.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0920373 (I.R.S. Employer Identification No.)

4800 T-Rex Ave., Suite 310, Boca Raton, FL (Address of principal executive offices)	33431 (Zip Code)

Registrant’s telephone number, including area code: (561) 353-1110

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.001 par value	NASDAQ Over the Counter Bulletin Board

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Not Applicable
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE:
None

EXPLANATORY NOTE

Medical Connections Holdings, Inc. (the "Company," "we" or "us") originally filed its Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original 10-K”) with the Securities and Exchange Commission (“SEC”) on March 31, 2011 (the “Original Filing Date”). The purpose of this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) is to revise Item 3 – Legal Proceedings, Item 10- Directors, Executive Officers and Corporate Governance and Item 15 – Exhibits, Financial Statement Schedules.  As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by our Chief Executive Officer and Chief Financial Officer are filed as exhibits to this Amendment.

 This Form 10-K/A amends and restates Item 3, Item 10 and Item 15 and no other information in our Original 10-K is amended hereby.  This Form 10-K/A continues to speak as of the Original Filing Date (unless explicitly identified as of another date).  Other events or circumstances occurring after the Original Filing Date or other disclosures necessary to reflect subsequent events have not been updated subsequent to the date of the Original 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our periodic filings, including any amendments to those filings, as well as any Current Reports on Form 8-K filed with the SEC, subsequent to the Original Filing Date of our Original 10-K.

Item 3.  Legal Proceedings.

In December 2010, the Company and Anthony J. Nicolosi, Jr., the Company's President, were served with a Cease and Desist Order with a Notice of Right to a Hearing from the Alabama Securities Commission (Adm. Order No. CD-2010-0062).  The Company is in the process of trying to resolve the matters described in the Order.  For more information about the Order, please see "Item 10. Directors, Executive Officers and Corporate Governance – Involvement in Certain Legal Proceedings."

As of December 31, 2010, the Company was not a party to any material legal proceedings, except as noted above.  The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its business, financial condition or results of operations. However, the results of these matters cannot be predicted with certainty and we cannot assure you that the ultimate resolution of any legal or administrative proceedings or disputes will not have a material adverse effect on our business, financial condition and results of operations.

Item 10.  Directors, Executive Officers and Corporate Governance

The name, age and position of the Company's directors and executive officers are as follows. Our directors serve for a term of one (1) year, or until their successors are elected and qualified.

Name	Age	Position(s)
Jeffrey S. Rosenfeld	50	CEO/Director
Anthony J. Nicolosi, Jr.	40	President/Director
Albert G. Biehl	65	Director
Robert B. Taylor Jr.	70	Director
James Wallace	62	Director
Brian R. Neill	57	Chief Financial Officer

Jeffrey S. Rosenfeld, has served as a Director since July 2008 and Chief Executive Officer since July 2010.  Mr. Rosenfeld has more than 15 years of business development and sales experience. In January 2007, he joined CBIZ, an international accounting and consulting firm as its East Coast Market Leader and served as its nationwide vice president of sales and marketing. Prior to joining CBIZ, Mr. Rosenfeld held several different executive positions where he was involved with client acquisition, business development and strategic planning. Mr. Rosenfeld earned a B.S. in finance from Boston University.

Anthony J.  Nicolosi, Jr. has served as the President and Director of the Company since December 2005. Mr. Nicolosi has more than 12 years experience in investment banking and brokerage service companies.   Mr. Nicolosi co-founded Medical Connections, our principal operating subsidiary in November 2002. He previously served as president and CEO of Capital Market Partners, Inc., a brokerage firm, in Pompano Beach, Florida. Mr. Nicolosi also served as a Financial Executive with Citicorp Investment Services of Dania Beach, Florida.  Mr. Nicolosi attended Southern Connecticut University for two years and Florida Atlantic University for two years.

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

Involvement in Certain Legal Proceedings and Name Change

In December 2010, the Company and Mr. Nicolosi were served with a Cease and Desist Order (the "Order"), with a Notice of Right To Hearing, from the Alabama Securities Commission styled "In the Matter of  Medical Connections Holdings, Inc., Anthony Nicolosi," (Adm. Order No. CD-2010-0062).  The Order requires the cessation of offering or selling securities into, within or from the State of Alabama during the pendency of the Order.  The Cease and Desist Order alleges that Mr. Nicolosi omitted material facts in the sale of a security to single Alabama investor and violated the agent registration requirements in Alabama.  The Company made a rescission offer to the Alabama investor which included information that the Alabama Securities Commission alleged should have been disclosed to the investor relating to the name change of Mr. Nicolosi and his regulatory history concerning a disciplinary proceeding instituted by FINRA and settled by means of an Acceptance Waiver and Consent.  The Alabama investor rejected the rescission offer.  The Company had an informal meeting with the Alabama Securities Commission in March 2011 in the process of attempting to resolve the matter. There has been no adjudication as to the truth of the allegations upon which the Order was based.

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

In June 2001, Mr. Anthony J. Nicolosi, formerly known as Anthony J. Peluso, voluntarily entered into a Letter of Acceptance, Waiver and Consent with the Financial Industry Regulatory Authority, formerly known as the National Association of Securities Dealers ("FINRA"), No. C07010043-AWC, in which he agreed to be barred from association with any FINRA member in any capacity. Without admitting or denying the allegations or findings and solely for the purpose of the proceeding with FINRA, Mr. Nicolosi consented to the entry of findings that he violated Section 2110 of the FINRA Rules by using improper sales tactics in connection with the sale of securities in 1999.  The name on

With respect to his name change, the name on Mr. Nicolosi's original birth certificate was Anthony Joseph Nicolosi. When he was three, his parents divorced and his mother subsequently remarried and changed his name to Anthony Joseph Peluso, taking the last name of her new husband, in 1983 in the New York courts. When his twin-sons were born in 2003, Mr. Nicolosi legally changed his name back to Anthony Joseph Nicolosi, Jr., in the Florida state courts.

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

Board Leadership Structure

The Chairman of the Board presides at all meetings of the Board. The Chairman is elected to serve by the remaining directors. Currently, the offices of Chairman of the Board and Chief Executive Officer are separated. Jeffrey S. Rosenfeld, the Chief Executive Officer, and Anthony J. Nicolosi, Jr., the Chairman and President, currently serve as the only members of management on the Board. Based on the current size, organizational structure and nature of operations of the Company, the Board believes that maintaining the separation of the offices of the Chairman of the Board and Chief Executive Officer is in the best interests of the Company.

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

Item 15. Exhibits and Financial Statement Schedules

(a)(1)  The financial statements are included in the Original Filing.

(a)(2)  The financial statement schedules are included in the Original Filing.

(a)(3)  Exhibits

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

14.1  Code of Ethics (incorporated by reference to Exhibit 3.8 of the Company's Annual Report Form 10-KSB filed with the SEC on April 15, 2008).

23.1 Consent of DeMeo, Young McGrath, Independent Certified Public Accountants (incorporated by reference from Exhibit 23.1 in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2011).

31.1 Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002*

31.2 Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32 .1 Certificate of the Chief Executive Officer  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 in the Company' Annual Report on Form 10-K filed with the SEC on March 31, 2011).

32 .2 Certificate of the Chief Financial Officer  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 in the Company' Annual Report on Form 10-K filed with the SEC on March 31, 2011).

*Filed Herewith
+Management Compensation Plan or Agreement

SIGNATURES

In accordance with Section 13 or 15(d) f the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL CONNECTIONS HOLDINGS, INC.

By:	/s/ Jeffrey S. Rosenfeld
Jeffrey S. Rosenfeld
Chief Executive Officer and Director
Date:  April 20, 2011