Form 10-Q
period 2011-03-31
MEDICAL CONNECTIONS HOLDINGS, INC.
filed 2011-05-16
CIK 1140303

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

 113,755,674 shares of Common Stock, $.001 par value as of April 25, 2011

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

	March 31,	December 31,
	2011	2010
ASSETS

Cash	$1,129,451	$1,698,030
Accounts receivable, net	1,278,699	1,352,506
Prepaid expenses	1,997	2,996
Total current assets	2,410,147	3,053,532

Property and equipment	800,923	919,763
Less: accumulated depreciation	221,283	313,772
	579,640	605,991

Other assets
Security deposit	200,000	200,000
Intangible asset, net of amortization of $165,000 & $142,500, respectively	106,481	128,981
	306,481	328,981

Total assets	$3,296,268	$3,988,504

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$314,740	$324,824
Accrued expenses	223,299	174,802
Total current liabilities	538,039	499,626

Total liabilities	538,039	499,626

Stockholders' equity
Preferred stock, Class A, $.001 par value; 1,000,000 shares authorized, 55,461 issued and outstanding	55	55
Preferred stock, Class B, $.001 par value; 1,000,000 shares authorized, 500,000 issued and outstanding	500	500
Preferred stock, Class C, $.001 par value; 1,200,000 shares authorized, issued and outstanding	1,200	1,200
Common stock, $.001 par value, 200,000,000 shares authorized, 113,755,674 and 111,503,958 shares issued and outstanding, respectively	113,756	111,504
Additional paid-in capital	44,838,207	44,703,680
Accumulated deficit	(42,195,489)	(41,328,061)
Total stockholders' equity	2,758,229	3,488,878

Total liabilities and stockholders' equity	$3,296,268	$3,988,504

See the accompanying notes to the condensed consolidated financial statements

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	2011	2010

Revenue	$2,030,639	$1,428,591

Direct costs of revenue	1,558,307	1,044,313
Sales and marketing expenses	47,111	70,982
Recruiting - salaries and costs	369,790	437,338
Professional and consulting fees	95,879	145,478
General and administration expenses	711,597	950,074

Total operating expenses	2,782,684	2,648,185

	(752,046)	(1,219,595)

Interest income	-	(11)

Non operating expenses:

Investor relations	92,127	1,080,050
Acquisitions	23,250	139,025
Investment banking	-	63,217

Total non-operating expenses	115,377	1,282,281

Loss before income taxes	(867,423)	(2,501,876)

Income taxes	-	-

Net (loss)	$(867,423)	$(2,501,876)

Net loss per common share - basic and fully diluted	$(0.01)	$(0.04)

Weighted average common shares outstanding
- basic and fully diluted	111,703,232	57,386,034

See the accompanying notes to the condensed consolidated financial statements

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	2011	2010

Cash flow from operating activities
Net loss	$(867,423)	$(2,501,876)

Adjustments to reconcile net loss to net cash
Depreciation and amortization	51,540	34,667
Common stock issued for compensation	-	28,750
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable	73,801	54,094
Prepaid expenses	999	999
Accounts payable and accrued expenses	38,413	70,173

Net cash used in operating activities	(702,670)	(2,313,193)

Cash flow from investing activities
Acquisition of property and equipment	(2,689)	(56,004)

Net cash used in investing activities	(2,689)	(56,004)

Cash flow from financing activities
Proceeds from issuance of common stock and warrants	136,780	2,176,997
Payment on loan payable	-	-

Net cash provided by financing activities	136,780	2,176,997

Net decrease in cash and cash equivalents	(568,579)	(192,200)

Cash and cash equivalents at beginning of period	1,698,030	1,017,843

Cash and cash equivalents at end of period	$1,129,451	$825,642

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$11
Taxes	$-	$-

See the accompanying notes to the condensed consolidated financial statements

Medical Connections Holding, Inc and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2011

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

In our opinion, the accompanying condensed consolidated balance sheets and related interim statements of condensed consolidated operations and cash flows include the adjustments (consisting of normal and recurring items) necessary for their fair presentation in conformity with United States generally accepted accounting principles ("GAAP") and represent our accounts after the elimination of inter-company transactions. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2010 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Medical Connections Holdings, Inc., and its wholly-owned subsidiary. All material inter-company transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

ALLOWANCES FOR DOUBTFUL ACCOUNTS / SALES ALLOWANCE

Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. Estimated allowances for doubtful accounts ($50,000) are determined to reduce the Company's receivables to their carrying value, which approximates fair value. Estimated allowances for sale’s “falloffs” ($60,000) provide for that portion of permanent placement revenue that may be discounted after a reasonable period of time.  All allowances are estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. A roll forward of the allowance of doubtful accounts is as follows:

Balance, January 1, 2011	$110,000

Additions:
Bad debt expense	5,339
Sales allowance	92,053

Deductions:
Write offs	(97,392)

Balance, March 31, 2011	$110,000

ADVERTISING

The Company's policy is to expense the costs of advertising and marketing as they are incurred. Advertising expense for the three months ended March 31, 2011 and 2010 was $47,111 and $70,982, respectively.

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

EARNINGS (LOSS) PER SHARE OF COMMON STOCK

Income (Loss) per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the loss of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended March 31, 2011 and 2010.

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

RECLASSIFICATIONS

Certain amounts in 2010 were reclassified to conform to the 2011 presentation. These reclassifications had no effect on net loss for the periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 3 - STOCKHOLDERS' EQUITY

SERIES A PREFERRED STOCK

As of March 31, 2011, the Company had 1,000,000 shares of Series A Preferred Stock   authorized, $0.001 par value per share, and 55,461 shares were issued and outstanding.   Each holder of the Series A Preferred Stock may convert each share of Preferred Stock into nineteen (19) shares (the “Conversion Ratio”) of the Company’s Common Stock at any time. The Conversion Ratio is subject to adjustment in the event of any recapitalization or reorganization.  The Holders of the Series A Preferred Stock are required to tender the Series A Preferred Stock Certificate to the Company for redemption prior to issuance of any shares of Common Stock. Until such shares of Series A Preferred Shares are exchanged for the Company’s Common Shares, each holder of a Series A Preferred Share shall be entitled to one vote per share on all matters which are brought to a vote of the holders of our Common Stock at an annual or special meeting (or pursuant to a written consent), except with respect to the election of directors and as otherwise required by Florida law.  Holders of the Series A Preferred Stock have no other rights or preferences. As of March 31, 2011, a total of 477,269 shares of Series A Preferred Stock have been converted into 9,068,111 shares of our Common Stock. There were no shares of Series A Preferred Stock converted into Common Stock during the three months ended March 31, 2011.

SERIES B PREFERRED STOCK

As of March 31, 2011, the Company has 1,000,000 shares of Series B Preferred Stock authorized, $0.001 par value per share, and 500,000 shares issued and outstanding.  The par value per share of Series B Preferred Stock is $0.001.  Each share of Series B Preferred Stock has 10 votes per share and will vote together with holders of the Company's common stock and Series C Preferred Stock as a single class on all matters presented to the Company's shareholders at an annual or special meeting (or pursuant to written consent), except with respect to the matters relating to the election of directors or as otherwise required by Florida law.  The Series B Preferred Stock does not have any dividend or liquidation preferences and is not convertible into shares of the Company’s Common Stock.

SERIES C PREFERRED STOCK

As of March 31, 2011, the Company has 1,200,000 shares of Series C Preferred Stock authorized, $0.001 par value per share, and 1,200,000 shares issued and outstanding.  Each share of Series C Preferred Stock has 100 votes per share and will vote together with holders of the Company's common stock and Series B Preferred Stock as a single class on all matters presented to the Company's shareholders at an annual or special meeting (or pursuant to written consent), except with respect to the matters relating to the election of directors or as otherwise required by Florida law.  The holders of a majority of shares of the Company's Series C Preferred Stock will have the right to appoint a majority of the directors serving on the Company's Board. The Series C Preferred Stock does not have any dividend or liquidation preferences and is not convertible into shares of the Company’s Common Stock.

COMMON STOCK

As of March 31, 2011, the Company has 200,000,000 shares of common stock authorized, $0.001 par value per share, and 113,755,674 issued and outstanding.

During 2011, the Company sold 2,137,430 shares of its common stock for total net proceeds of $136,780.

NOTE 4 - STOCK OPTIONS AND WARRANTS

At March 31, 2011, the Company had one stock option plan, its 2010 Stock Option Plan ("Plan").  We have reserved an aggregate of ten million shares of common stock for issuance under the Plan, which provides for the granting of options, restricted stock, stock appreciation rights, performance shares and performance units to our employees, consultants and non-employee directors.

The Company accounts for the fair value of its grants under this plan in accordance with ASC-718. The compensation cost that has been charged against income for this plan is $0 for the three months ended March 31, 2011 and 2010, respectively.

There were no stock options outstanding and exercisable at March 31, 2011.

Warrant Grants

In connection with various equity financings that we have secured, we have outstanding warrants to purchase a total of 6,127,494 shares of our common stock.

No. of Warrants	Grant Date	Exercise Price	Expiration Date
232,854	2009	$1.00	2011
2,547,281	2009	$0.75	2011
2,233,000	2010	$0.01	2012

NOTE 5 - PROVISION FOR INCOME TAXES

           The Company reported no tax expense or benefit for the three months ended March 31, 2011 due to the net operating losses incurred during the period and a valuation allowance established against 100% of the Company’s deferred tax assets. At March 31, 2011 and December 31, 2010 deferred tax assets consist of the following:

	2011	2010

Deferred tax asset	$10,800,000	$10,540,000

Less: valuation allowance	(10,800,000)	(10,540,000)

Net deferred tax assets	$0	$0

As of December 31, 2010, the Company had accumulated deficits approximating $31,000,000 available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in the future period.

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

NOTE 6 – CONCENTRATIONS OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risks, consist primarily of trade receivables. The Company has attempted to minimize this risk by monitoring customers’ credit and payment activities.

During the three months ended March 31, 2011, the Company maintained accounts with a single financial institution. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act, all noninterest-bearing transaction accounts are provided with unlimited insurance coverage. Therefore, the Company has no risk exposure during the term of the Act, which currently is set to expire December 31, 2012.  In order to minimize its exposure, the Company conducts its business with one of the largest and well-capitalized banks in the United States.

During the three months ended March 31, 2011 and 2010, no single customer comprised a significant portion of revenue.

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

NOTE 8 - CONTINGENCIES

Legal Proceedings:

On March 23, 2011, the Company was served with a complaint filed by Nightingale Nurses, LLC ("Nightingale") that alleges that the Company breached the terms of a mutual confidentiality agreement between the Company and Nightingale, including the confidentiality and non-solicitation provisions. Nightingale also alleges that the Company hired certain former employees of Nightingale in violation of loyalty pledges that the employees signed with Nightingale.   On April 13, 2011, the trial judge entered a Pre-Hearing Order establishing an expedited discovery schedule for this matter.  Currently expedited discovery is being conducted in anticipation of a June 10, 2011 Calendar Call at which the Court is likely to set an evidentiary hearing on Nightingale's Motion for Preliminary Injunction. The Company believes the allegations in the complaint are without merit and intends to vigorously defend itself against Nightingale's allegations.

In December 2010, the Company and Anthony Nicolosi were served with a Cease and Desist Order (the "Order"), with a Notice of Right To Hearing, from the Alabama Securities Commission styled "In the Matter of Medical Connections Holdings, Inc., Anthony Nicolosi," (Adm. Order No. CD-2010-0062). The Order requires the cessation of offering or selling securities into, within or from the State of Alabama during the pendency of the Order. The Cease and Desist Order alleges that Mr. Nicolosi omitted material facts in the sale of a security to single Alabama investor and violated the agent registration requirements in Alabama. The Company made a rescission offer to the Alabama investor which included information that the Alabama Securities Commission alleged should have been disclosed to the investor relating to the name change of Mr. Nicolosi and his regulatory history concerning a disciplinary proceeding instituted by FINRA and settled by means of an Acceptance Waiver and Consent. The Alabama investor rejected the rescission offer. The Company had an informal meeting with the Alabama Securities Commission in March 2011 in the process of attempting to resolve the matter. There has been no adjudication as to the truth of the allegations upon which the Order was based.

The Company and certain of its subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations. In view of the inherent difficulty of predicting the outcome of such matters, the Company cannot state what the eventual outcome of these matters will be. However, based on current knowledge and after consultation with legal counsel, management believes that current reserves, determined in accordance with ASC-450, (formerly SFAS No. 5, “Accounting for Contingencies”), are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

In this Quarterly Report on Form 10-Q, the terms "Company," "we," "us," and "our" refer to Medical Connections Holdings, Inc.  and  its wholly-owned and majority-owned subsidiaries.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding  industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, those risks described in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011, and the risks discussed in other SEC filings. These risks and uncertainties, as well as other risks and uncertainties, could cause our actual results to differ significantly from management’s expectations. The forward-looking statements included in this report reflect the beliefs of our management on the date of this report. We undertake no obligation to update publicly any forward-looking statements for any reason.

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

Our executive offices are located at 4800 T-Rex Ave., Suite 310, Boca Raton, FL 33431 and our telephone number is 1-800-681-2056.

Executive Overview

We generate revenues primarily from travel contract appointments and permanent placement hires:

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

For the three months ended March 31, 2011, our revenue was $ $2,030,639, derived primarily from allied travel contacts, and our net loss was $867,423 or $(0.01) per share.  Loss from operations was $752,046 for the three months ended March 31, 2011 which was a 38.3% improvement compared to operating results in the first quarter of 2010.

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

Our goal is to continue to grow the Company both organically and by acquisition. Organically, we will need to continue to attain new nationwide contracts with healthcare facilities and to locate and place qualified allied and nursing professionals into these facilities. With acquisitions, we will need to locate other allied/nursing staffing companies whose business matches our own in order to successfully integrate operations. Both efforts have challenges associated with them. Organic growth will require us to obtain new contracts and professionals daily and to do so in an economy that remains lackluster. With acquisitions, we will need to locate, purchase, and integrate a similar sized company or companies with a similar business model  in order to maximize the accretiveness of the transaction. There can be no assurances that we will be able to implement such plans.

Three Months Ended March 31, 2011 (“first quarter of 2011”) Compared to Three Months Ended March 31, 2010 (“first quarter of 2010”)

Revenue for the first quarter of 2011 was $2,030,639, an increase of $602,048, or 42.1%, when compared to $1,428,591 in the first quarter of 2010.   The two main components of revenue are contract pointments and permanent placement hires.

Revenue from contract appointments increased $688,162, or 57.4%, to $1,886,678 in the first quarter of 2011 from $1,198,516 in the first quarter of 2010. The increase is reflective of the ongoing operational improvements being made by the Company combined with the gradually improving employment picture for temporary hires.

Revenue from permanent placement decreased $86,113, or 37.4%, to $143,961 for the first quarter of 2011 from $230,074 in the first quarter of 2010. The decrease in permanent placement hires in the first quarter of 2011 was due to the ongoing uncertainty with employers regarding the hiring of permanent employees.

Direct costs associated with contract appointments increased $513,493, or 49.2%, to $1,557,806 in the first quarter of 2011 from $1,044,313 in the first quarter of 2010. These costs represent personnel salaries and benefits, temporary housing and travel costs. The gross profit from contract appointments increased to $328,872 in the first quarter of 2011 from $154,203 in the first quarter of 2010.

Sales and marketing expenses were $47,111 in the first quarter of 2011, a decrease of $23,871, or 33.6%, from $70,982 in the first quarter of 2010. The decrease is due to further reductions in general advertising during the period.

Recruiting salaries and costs decreased $67,548, or 15.4%, to $369,790 in the first quarter of 2011, due to ongoing improvements to recruiter staffing and compensation levels.

Professional and consulting fees decreased $49,599, or 34.1%, to $95,879 in the first quarter of 2011 compared to the comparable period in the prior year due to further reductions in the use of outside services and consultants.

General and administrative expenses decreased $238,477, or 25.1%, to $711,597 in the first quarter of 2011 from $950,074 in the first quarter of 2010.  The decrease in the first quarter 2011 was attributable to lower staffing levels in management and the elimination of rent expense for both the lease of the prior office space and the new office space while the build-out of the new office space was being completed.

Non-operating expenses in the first quarter 2011 were $115,377, a decrease of $1,166,904, or 91.0%, when compared to the $1,282,281 in the first quarter of 2010.  The decrease in non-operating expense was directly related to the decrease in investor relations expenses, acquisition-related expenses and investment banking fees.

Net losses for first quarters ended March 31, 2011 and March 31, 2010 were $867,423 and $2,501,876, respectively.

Liquidity and Capital Resources

As of March 31, 2011, total current assets were $2,410,147 as compared to $3,053,532 on December 31, 2010. The decrease in total current assets was attributable to the use of cash for operating activities during the first quarter of 2011. Total current liabilities remained relatively static at $538,039 when compared to the $499,626 balance as of December 31, 2010.

As of March 31, 2011, property and equipment were $579,640 after accumulated depreciation.

For the three month period ended March 31, 2011, we raised $136,780 from the sale of 2,137,430 shares of our common stock in private offerings.

Net cash used in operating activities was $702,670 in the first quarter of 2011 compared to $2.31 million for the same period in 2010. This change principally results from our decreased net loss from operations and lower investor relations expense.

Net cash flow used in investment activities was $2,689 in the first quarter of 2011 compared with $56,004 for the same period in 2010 principally provided from the sale of investment property.

Net cash provided by financing activities in the first quarter of fiscal 2011 was $136,780 compared to $2.17 million in the first quarter of fiscal 2010.

Our corporate headquarters are located at 4800 T-Rex Avenue, Suite 310, Boca Raton, Florida 33431. We operate Medical Connections, Inc. from this office. We lease approximately 10,000 square feet of space with a monthly base rent expense of $14,245. Additionally, operating expenses and taxes are approximately $7,400 per month. Our current lease expires on May 15, 2016.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying notes. Actual results could differ from these estimates under different assumptions or conditions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 — Significant Accounting Policies and Related Information, in the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2010 filed on March 31, 2011 with the Securities and Exchange Commission. There have been no significant changes to our critical accounting policies in the first quarter of 2011.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

See Note 8 — Contingencies in the Notes to Condensed Consolidated Financial Statements contained in PART I, ITEM I of this Quarterly Report for information about legal proceedings in which we are involved.

ITEM 1A.  RISK FACTORS.

There has been no material changes in the risk factors associated with the Company’s operations since the filing of the Company’s Form 10-K which was filed with the Securities and Exchange Commission on March 31, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

During the three month period ended March 31, 2011, we sold 2,137,430 shares of our common stock to accredited or sophisticated investors for aggregate gross proceeds of $136,780. These securities were issued in transactions that were exempt from registration under Regulation D Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”), as transactions by an issuer not involving a public offering, except as described above.  The Company's common stock issued upon conversion of the Series A preferred stock was also issued. All of the investors were knowledgeable, sophisticated and had access to comprehensive information about the Company and represented their intention to acquire the securities for investment only and not with a view to distribute or sell the securities. The Company placed legends on the securities stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

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

MEDICAL CONNECTIONS HOLDINGS, INC.

Date: May 13, 2011	By:	/s/ Jeffrey Rosenfeld
Jeffrey Rosenfeld,
Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jeffrey Rosenfeld	By:	/s/ Brian Neill
	Jeffrey Rosenfeld,		Brian Neill,
	Chief Executive Officer and Director (Principal Executive Officer)		Chief Financial Officer (Principal Financial/Accounting Officer)

	Date: May 13, 2011		Date: May 13, 2011