Form 10-K/A
period 2010-12-31
MEDICAL CONNECTIONS HOLDINGS, INC.
filed 2011-07-01
CIK 1140303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE:
None

EXPLANATORY NOTE

We originally filed our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original 10-K”) with the Securities and Exchange Commission (“SEC”) on March 31, 2011 (the “Original Filing Date”) and we subsequently amended the Original 10-K by filing Amendment No. 1 on Form 10-K/A with the SEC on April 20, 2011 (the Original 10-K, as so amended, our “Form 10-K”) to revise Item 3 – Legal Proceedings, Item 10- Directors, Executive Officers and Corporate Governance and Item 15 – Exhibits, Financial Statement Schedules.

The purpose of this Amendment No. 2 on Form 10-K/A (“Form 10-K/A”) is to restate our consolidated financial statements ("Financial Statements") for the fiscal years ended December 31, 2010 and 2009.  We are revising (i) Footnote 5 in the Financial Statements to add additional information about fair market value of our common stock for tax purposes and (ii) adding additional disclosure to Footnote 11 in the Financial Statements regarding certain litigation matters.  This Form 10-K/A amends (i) Item 8 – Financial Statements and Supplementary Data to make the revisions described in the footnotes to the Financial Statements and (ii) Item 15 – Exhibits, Financial Statement Schedules to include updated certifications from our Chief Executive Officer and Chief Financial Officer.  The restatement only relates to certain disclosures contained in the footnotes to the Financial Statements, the previously reported amounts in the Company's balance sheets, statement of operations, changes in stockholder's equity and cash flows for the years ended December 31, 2010 and 2009 are unchanged.

This Amendment No. 2 presents the 2010 Form 10-K, as amended, in its entirety, but does not modify or update the disclosure in the 2010 Form 10-K in any way other than as required to reflect the changes discussed above and does not (unless explicitly identified as of another date) reflect events occurring after the original filing of the 2010 Form 10-K on March 31, 2010.  Other events or circumstances occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with the SEC subsequent to the date of the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with our periodic filings, including any amendments to those filings, as well as any Current Reports on Form 8-K filed with the SEC, subsequent to the date of the Original Filing of our Annual Report on Form 10-K.

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

MEDICAL CONNECTIONS HOLDINGS, INC.

June 30, 2011	By:	/s/ Jeffrey S. Rosenfeld
Jeffrey S. Rosenfeld
Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Rosenfeld	Chief Executive Officer and Director	June 30, 2011
Jeffrey Rosenfeld	(Principal Executive Officer)

/s/ Anthony Nicolosi	President and Director	June 30, 2011
Anthony Nicolosi

/s/ Brian Neill	Chief Financial Officer	June 30, 2011
Brian Neill	(Principal Financial/Accounting Officer)

/s/ Dr. Albert Biehl	Director	June 30, 2011
Dr. Albert Biehl

/s/ Robert B. Taylor	Director	June 30, 2011
Robert B. Taylor

/s/ James Wallace	Director	June 30, 2011
James Wallace

De Meo, Young, McGrath
A Professional Services Company

SUITE 517	SUITE 459
2400 EAST COMMERCIAL BOULEVARD	2424 NORTH FEDERAL HIGHWAY
FORT LAUDERDALE, FLORIDA 33308	BOCA RATON, FLORIDA 33431
(954) 351-9800	(561) 447-9800
FAX (954) 938-8683	FAX (561) 391-8856
dym@dymco.net	boca@dymco.net
—————————	—————————
Robert E. McGrath, CPA	Anthony De Meo, CPA*, ABV,PFS, CFF
Roberta N. Young, CPA	Michael I. Bloom, CPA
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

De Meo, Young, McGrath

/s/ DE MEO, YOUNG, MCGRATH

Boca Raton, Florida
March 30, 2011 except for Note 5 and Note 11
to which the date is June 30, 2011

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
See the accompanying notes to the consolidated financial statements

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Cash flow from operating activities
Net loss	$(7,783,685)	$(7,711,887)

Adjustments to reconcile net loss to net cash
Depreciation and amortization	160,297	112,910
Common stock issued for compensation	394,175	947,658
Decrease in fair value of asset held for investment	-	-
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable	(548,124)	213,940
Security deposit	6,644	21,898
Prepaid expenses	95,519	76,794
Accounts payable and accrued expenses	285,336	(224,514)

Net cash used in operating activities	(7,389,838)	(6,563,201)

Cash flow from investing activities
Acquisition of property and equipment	(532,810)	(60,046)
Proceeds from sale of investment property	-	400,000
Net cash provided by (used in) investing activities	(532,810)	339,954

Cash flow from financing activities
Proceeds from issuance of common stock and warrants	8,602,835	6,642,032
Payment on loan payable	-	-

Net cash provided by financing activities	8,602,835	6,642,032

Net increase (decrease) in cash and cash equivalents	680,187	418,785

Cash and cash equivalents at beginning of year	1,017,843	599,058

Cash and cash equivalents at end of year	$1,698,030	$1,017,843

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$71
Taxes	$-	$-

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

INVESTOR RELATIONS

During 2010, we paid consultants approximately $3.1M for the fair value of services rendered consisting principally of:

●	Marketing fees relating to capital formation
●	National company-awareness internet news campaigns

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

●
The Company had a private placement as of October 22, 2010 whereby 24,000,000 shares were sold at $0.10 per share. In November and December, 2010, shares were issued to other third parties for $0.070 per share.

●
The issue price of the 24 million shares referred to above represented a 41% discount off the closing price of $0.17 as of October 22, 2010. Further, the issue price of shares issued in November and December, 2010 represented a 47% discount off the average price of $0.131 during the same two months.

●
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

The compensation expense that has been charged against income is approximately $394,175 and $855,197 for the years ended December 31, 2010 and 2009, respectively.  The Company included $39,000 and $0 on Form 1099 for 2010 and 2009, respectively.  The Company does not plan to deduct and has not deducted any amount for stock compensation on its Federal or State income tax returns for 2010 and 2009, respectively.

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

NOTE 11 - CONTINGENCIES

Legal Proceedings:

On March 23, 2011, the Company was served with a complaint filed by Nightingale Nurses, LLC ("Nightingale") in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, Case No. 502011CA004329XXXXMBAJ (the "Litigation'") that alleged that the Company breached the terms of a mutual confidentiality agreement between the Company and Nightingale, including  certain confidentiality and non-solicitation provisions. Nightingale also alleged that the Company hired four former employees of Nightingale in violation of loyalty pledges that the employees signed with Nightingale.   The Company denied all material allegations alleged in the Litigation and denied any wrongdoing and liability of any kind.  However, in an effort to avoid the expense, inconvenience, distraction and uncertainty of litigation, on May 24, 2011, the Company and Nightingale entered into a settlement agreement  ("Settlement Agreement") that settled all claims each party had against the other party in the Litigation and the dismissal of the Litigation with prejudice.  Each party paid their own legal fees relating to the Litigation  and the Company made a settlement payment in the amount of $101,000.   Pursuant to the terms of the Settlement Agreement, the Company and Nightingale each granted the other party a full release of all claims that were or could have been brought against the other party in the Litigation. Nightingale also gave full releases to the four former employees of Nightingale who were alleged to have violated their loyalty pledges.

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