Form 10-Q
period 2011-06-30
MEDICAL CONNECTIONS HOLDINGS, INC.
filed 2011-08-12
CIK 1140303

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No.  333-72376

MEDICAL CONNECTIONS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0920373
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4800 T Rex Avenue Suite 310 Boca Raton, Florida	33431
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:	(561) 353-111

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

 12,028,662 shares of Common Stock, $.001 par value as of July 19, 2011

PART I. – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

	June 30,	December 31,
	2011	2010
ASSETS

Cash	$691,763	$1,698,030
Accounts receivable, net	1,068,895	1,352,506
Prepaid expenses	999	2,996
Total current assets	1,761,657	3,053,532

Property and equipment	803,426	919,763
Less: accumulated depreciation	250,482	313,772
	552,944	605,991

Other assets
Security deposit	200,000	200,000
Intangible asset, net of amortization of $187,500 and $142,500, respectively	83,981	128,981
	283,981	328,981

Total assets	$2,598,582	$3,988,504

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$460,391	$324,824
Accrued expenses	149,547	174,802
Total current liabilities	609,938	499,626

Stockholders' equity
Preferred stock, Class A, $.001 par value; 100,000 shares
authorized, 5,546 issued and outstanding	5	5
Preferred stock, Class B, $.001 par value; 50,000 shares
authorized, -0- and 50,000 issued and outstanding, respectively	-	50
Preferred stock, Class C, $.001 par value; 215,000 shares
authorized, 215,000 and 120,000 issued and outstanding, respectively	215	120
Common stock, $.001 par value, 20,000,000 shares authorized,
12,028,662 and 11,150,396 issued and outstanding, respectively	12,029	11,150
Additional paid-in capital	45,106,969	44,805,613
Accumulated deficit	(43,130,574)	(41,328,060)
Total stockholders' equity	1,988,644	3,488,878

Total liabilities and stockholders' equity	$2,598,582	$3,988,504

See the accompanying notes to the condensed consolidated financial statements

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
	(unaudited)	(unaudited)
	2011	2010

Revenue	$1,779,938	$1,910,202

Direct costs of revenue	1,261,859	1,414,593
Advertising and marketing expenses	39,736	40,252
Recruiting - salaries and costs	342,818	418,619
Professional and consulting fees	47,418	194,300
General and administration expenses	962,083	1,013,507

Total operating expenses	2,653,914	3,081,271

Loss from operations	(873,976)	(1,171,069)

Other expenses, net	61,117	867,531

Loss before income taxes	(935,093)	(2,038,600)

Income taxes	-	-

Net loss	$(935,093)	$(2,038,600)

Net loss per common share - basic and diluted	$(0.08)	$(0.30)

Weighted average common shares outstanding
- basic and diluted	11,453,128	6,717,138

See the accompanying notes to the condensed consolidated financial statements

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
	(unaudited)	(unaudited)
	2011	2010

Revenue	$3,810,577	$3,338,792

Direct costs of revenue	2,820,166	2,458,906
Advertising and marketing expenses	86,847	111,234
Recruiting - salaries and costs	712,608	855,956
Professional and consulting fees	143,297	339,777
General and administration expenses	1,673,679	1,963,581

Total operating expenses	5,436,597	5,729,454

Loss from operations	(1,626,020)	(2,390,662)

Other expenses, net	176,494	2,149,811

Loss before income taxes	(1,802,514)	(4,540,473)

Income taxes	-	-

Net loss	$(1,802,514)	$(4,540,473)

Net loss per common share - basic and diluted	$(0.16)	$(0.73)

Weighted average common shares outstanding
- basic and diluted	11,312,507	6,230,573

See the accompanying notes to the condensed consolidated financial statements

MEDICAL CONNECTIONS HOLDINGS, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
	(unaudited)	(unaudited)
	2011	2010

Cash flow from operating activities
Net loss	$(1,802,514)	$(4,540,473)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization	103,239	73,426
Common stock issued for compensation	-	158,750
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable	283,611	(313,389)
Prepaid expenses	1,997	(280,453)
Accounts payable and accrued expenses	110,312	186,562

Net cash used in operating activities	(1,303,355)	(4,715,577)

Cash flow from investing activities
Acquisition of property and equipment	(5,192)	(302,075)

Net cash used in investing activities	(5,192)	(302,075)

Cash flow from financing activities
Proceeds from issuance of common stock and warrant exercise	302,280	4,546,040

Net cash provided by financing activities	302,280	4,546,040

Net decrease in cash and cash equivalents	(1,006,267)	(471,612)

Cash and cash equivalents at beginning of period	1,698,030	1,017,843

Cash and cash equivalents at end of period	$691,763	$546,230

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

See the accompanying notes to the condensed consolidated financial statements

Medical Connections Holding, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
June 30, 2011

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Medical Connections Holdings, Inc. and its wholly-owned subsidiary, (the "Company," "we" or "us") is a healthcare staffing company which provides staffing services for allied professionals and nurses to our clients on a national basis.  We provide recruiting and staffing services for permanent and temporary positions, with an option for the clients and candidates to choose the most beneficial working arrangements.

The Company operates under a holding company structure and has one direct wholly-owned operating subsidiary, Medical Connections, Inc., a Florida corporation ("Medical Connections") which was formed in 2002.

On June 20, 2011, the Company effectuated a 1-for-10 reverse stock split. All shares and per share data for all periods presented have been revised to give retroactive effect to the reverse stock split.

In our opinion, the accompanying condensed consolidated balance sheets and related condensed consolidated interim statements of operations and cash flows include the adjustments (consisting of normal and recurring items) necessary for their fair presentation in conformity with United States generally accepted accounting principles ("GAAP") and represent our accounts after the elimination of inter-company transactions. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2010 Annual Report on Form 10-K/A which was filed with the Securities and Exchange Commission on July 1, 2011. Interim results are not necessarily indicative of expected results for a full year or for any interim periods in the future.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Medical Connections Holdings, Inc., and its wholly-owned subsidiary. All material inter-company transactions and balances have been eliminated in consolidation.

   USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

   ALLOWANCES FOR DOUBTFUL ACCOUNTS / SALES ALLOWANCE

Accounts are written off when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. Estimated allowances for doubtful accounts ($50,000 as of June 30, 2011 and December 31, 2010) are determined to reduce the Company's receivables to their carrying value, which approximates fair value. Estimated allowances for sales “falloffs” ($60,000 as of June 30, 2011 and December 31, 2010) provide for that portion of permanent placement revenue that may be discounted after a reasonable period of time.  All allowances are estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. A roll forward of the allowance for doubtful accounts and sales allowances is as follows:

Balance, January 1, 2011	$110,000

Additions:
Bad debt expense	6,000
Sales allowance	132,712

Deductions:
Write offs	138,712

Balance, June 30, 2011	$110,000

   ADVERTISING

The Company's policy is to expense the costs of advertising and marketing as they are incurred. Advertising expense for the three months ended June 30, 2011 and 2010 was $39,736 and $40,252, respectively.  For the first six months ended June 30, 2011 and 2010, advertising expense was $86,847 and $111,234, respectively.

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

   EARNINGS (LOSS) PER SHARE OF COMMON STOCK

Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the loss of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended June 30, 2011 and 2010.  As of June 30, 2011 and 2010, there were common stock equivalents of 606,687 excluded from the diluted loss per share calculation.

    REVENUE RECOGNITION

The Company records its transactions under the accrual method of accounting whereby revenue is recognized when the services are rendered and collection is reasonably assured. The Company recognizes revenue from permanent placement services when invoiced which is typically when the candidate has commenced employment. Invoices for these services are rendered after a candidate has been selected, the candidate has accepted the position, and the contracting employer has offered and accepted the terms of the candidate’s employment. Adjustments to the fee for these services occur if the candidate’s performance is not satisfactory or if the candidate does not commence work requiring the Company to find a replacement candidate. Contract appointments include contracts for what is commonly known as “travel positions,” which are for allied health professionals, nurses or physicians who are willing to take temporary assignments outside their home region. Under this arrangement, we are the employer of record for the healthcare professional. The healthcare facility remits a fee to us that includes all employment overhead, as well as a surcharge for the service. The revenue from this activity is earned from the commission and surcharge for the service which is billed and recognized as services are rendered.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

   RECLASSIFICATIONS

Certain amounts in 2010 were reclassified to conform to the 2011 presentation. These reclassifications had no effect on net loss for the periods presented.

NOTE 3 - STOCKHOLDERS' EQUITY

Effective as of June 20, 2011, the Company effectuated a 1-for-10 reverse stock split.  All share and per share data for all prior periods presented have been revised to give retroactive effect to the reverse stock split.

    SERIES A PREFERRED STOCK

As of June 30, 2011, the Company had 100,000 shares of Series A Preferred Stock   authorized, $0.001 par value per share, and 5,546 shares were issued and outstanding.   Each holder of the Series A Preferred Stock may convert each share of Preferred Stock into 19 shares (the “Conversion Ratio”) of the Company’s Common Stock at any time. The Conversion Ratio is subject to adjustment in the event of any recapitalization or reorganization.  Until such shares of Series A Preferred Shares are exchanged for the Company’s Common Shares, each holder of a Series A Preferred Share shall be entitled to one vote per share on all matters which are brought to a vote of the holders of our Common Stock at an annual or special meeting (or pursuant to a written consent), except with respect to the election of directors and as otherwise required by Florida law.  Holders of the Series A Preferred Stock have no other rights or preferences. As of June 30, 2011, a total of 47,727 shares of Series A Preferred Stock have been converted into 906,811 shares of our Common Stock. There were no shares of Series A Preferred Stock converted into Common Stock during the three or six months ended June 30, 2011.

   SERIES B PREFERRED STOCK

As of June 30, 2011, the Company has 50,000 shares of Series B Preferred Stock authorized, $0.001 par value per share, and -0- shares issued and outstanding.  Each share of Series B Preferred Stock had 10 votes per share and will vote together with holders of the Company's common stock and Series C Preferred Stock as a single class on all matters presented to the Company's shareholders at an annual or special meeting (or pursuant to written consent), except with respect to the matters relating to the election of directors or as otherwise required by Florida law.  The Series B Preferred Stock does not have any dividend or liquidation preferences and is not convertible into shares of the Company’s Common Stock.

   SERIES C PREFERRED STOCK

As of June 30, 2011, the Company has 215,000 shares of Series C Preferred Stock authorized, $0.001 par value per share, and 215,000 shares issued and outstanding.  Each share of Series C Preferred Stock has 100 votes per share and will vote together with holders of the Company's common stock and Series B Preferred Stock as a single class on all matters presented to the Company's shareholders at an annual or special meeting (or pursuant to written consent), except with respect to the matters relating to the election of directors or as otherwise required by Florida law.  The holders of a majority of shares of the Company's Series C Preferred Stock will have the right to appoint a majority of the directors serving on the Company's Board. The Series C Preferred Stock does not have any dividend or liquidation preferences and is not convertible into shares of the Company’s Common Stock.

During the period ending June 30, 2011, 50,000 shares of Series B Preferred Stock were relinquished and replaced by 5,000 shares of Series C Preferred Stock. Also, 90,000 shares of Series C Preferred Stock were issued during this period to management for services rendered to the Company. The Company determined that the fair value of the shares of Series C Preferred Stock was insignificant.

   COMMON STOCK

As of June 30, 2011, the Company has 20,000,000 shares of common stock authorized, $0.001 par value per share, and 12,028,662 shares issued and outstanding

During the six months ending June 30, 2011, the Company sold 718,266 shares of its common stock for total net proceeds of $300,680. In addition, during the same period warrants to purchase 160,000 shares of common stock were exercised for total net proceeds of $1,600.

NOTE 4 - STOCK OPTIONS AND WARRANTS

At June 30, 2011, the Company had one stock option plan, its 2010 Stock Option Plan ("Plan").  We have reserved an aggregate of one million shares of common stock for issuance under the Plan, which provides for the granting of options, restricted stock, stock appreciation rights, performance shares and performance units to our employees, consultants and non-employee directors.

The Company accounts for the fair value of its grants under this plan in accordance with ASC718. The compensation cost that has been charged to operations for this plan is $0 for the three and six months ended June 30, 2011 and 2010, respectively.

There were no stock options outstanding and exercisable at June 30, 2011.

Warrant Grants

In connection with various equity financings, we have outstanding warrants to purchase a total of 501,313 shares of our common stock.

No. of Warrants	Grant Date	Exercise Price	Expiration Date

23,285	2009	$ 10.00	December 2011
254,728	2009	$ 7.50	December 2011
223,300	2010	$ 0.10	December 2012

NOTE 5 - PROVISION FOR INCOME TAXES

The Company reported no tax expense or benefit for the three and six months ended June 30, 2011 and 2010 due to the net operating losses incurred during the periods and a valuation allowance established against 100% of the Company’s deferred tax assets. At June 30, 2011 and December 31, 2010, deferred tax assets consist of the following:

	2011	2010

Deferred tax asset	$10,867,000	$10,540,000

Less: valuation allowance	(10,867,000)	(10,540,000)

Net deferred tax assets	$0	$0

As of December 31, 2010, the Company had a net operating loss carry-forward of approximately $31,000,000 available to offset future taxable income through 2026. Under Internal Revenue Service (IRS) Section 382, the future utilization of certain components of the loss carry-forward may be limited. The Company established valuation allowances equal to the full amount of the deferred tax assets due to management’s assessment of the uncertainty of the utilization of the operating losses in the future.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than–not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company had no uncertain tax positions as of June 30, 2011 and December 31, 2010. The Company is subject to income taxes in the U.S. federal jurisdiction and a number of state jurisdictions, including the state of Florida. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for the years before 2007.

NOTE 6 – CONCENTRATIONS OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of trade receivables. The Company has attempted to minimize this risk by monitoring customers’ credit and payment activities.

During the three and six months ended June 30, 2011 and 2010, no single customer accounted for greater than 10% of revenue.

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

In view of these matters, realization of the assets of the Company is dependent upon the Company's ability to meet its financial requirements and the success of future operations. These condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's continued existence is dependent upon its ability to generate sufficient cash flows from equity financing and operating revenues. The Company has historically issued stock to fund operations although there is no guarantee of the Company’s ability to do so in the future.

NOTE 8 - CONTINGENCIES

   Legal Proceedings:

On March 23, 2011, the Company was served with a complaint filed by Nightingale Nurses, LLC ("Nightingale") in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida (the "Litigation'") that alleged that the Company breached the terms of a mutual confidentiality agreement between the Company and Nightingale, including certain confidentiality and non-solicitation provisions. Nightingale also alleged that the Company hired four former employees of Nightingale in violation of loyalty pledges that the employees signed with Nightingale. The Company denied all material allegations alleged in the Litigation and denied any wrongdoing and liability of any kind. However, in an effort to avoid the expense, inconvenience, distraction and uncertainty of litigation, on May 24, 2011, the Company and Nightingale entered into a settlement agreement ("Settlement Agreement") that settled all claims each party had against the other party in the Litigation and the dismissal of the Litigation with prejudice. Each party paid their own legal fees relating to the Litigation and the Company made a settlement payment in the amount of $101,000. This expense is included as a component of general and administrative expenses for the three month period ending June 30, 2011. Pursuant to the terms of the Settlement Agreement, the Company and Nightingale each granted the other party a full release of all claims that were or could have been brought against the other party in the Litigation. Nightingale also gave full releases to the four former employees of Nightingale who were alleged to have violated their loyalty pledges.

In December 2010, the Company and our President, Anthony Nicolosi, were served with a Cease and Desist Order (the "Order"), with a Notice of Right To Hearing, from the Alabama Securities Commission styled "In the Matter of Medical Connections Holdings, Inc., Anthony Nicolosi," (Adm. Order No. CD-2010-0062). The Order requires the cessation of offering or selling securities into, within or from the State of Alabama during the pendency of the Order. The Cease and Desist Order alleges that Mr. Nicolosi omitted material facts in the sale of a security to a single Alabama investor and violated the agent registration requirements in Alabama. The Company made a rescission offer to the Alabama investor which included information that the Alabama Securities Commission alleged should have been disclosed to the investor relating to the name change of Mr. Nicolosi and his regulatory history concerning a disciplinary proceeding instituted by the Financial Industry Regulatory Authority (FINRA) and settled by means of an Acceptance Waiver and Consent. The Alabama investor rejected the rescission offer. The Company had an informal meeting with the Alabama Securities Commission in March 2011 in the process of attempting to resolve the matter. There has been no adjudication as to the truth of the allegations upon which the Order was based.

The Company and certain of its subsidiaries are subject to other various pending or threatened legal proceedings arising out of the normal course of business or operations. In view of the inherent difficulty of predicting the outcome of such matters, the Company cannot state what the eventual outcome of these matters will be. However, based on current knowledge, management believes that current reserves, determined in accordance with ASC 450, (formerly SFAS No. 5, “Accounting for Contingencies”), are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, the terms "Company," "we," "us," and "our" refer to Medical Connections Holdings, Inc.  and its wholly-owned and majority-owned subsidiaries.

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding  industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, those risks described in our Annual Report on Form 10-K/A for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”) on July 1, 2011, and the risks discussed in other SEC filings. These risks and uncertainties, as well as other risks and uncertainties, could cause our actual results to differ significantly from management’s expectations. The forward-looking statements included in this Quarterly Report on Form 10-Q reflect the beliefs of our management on the date of this report. We undertake no obligation to update publicly any forward-looking statements for any reason.

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

On June 20, 2011, we effectuated a 1-for-10 reverse stock split.  All shares and per share data have been revised to give retroactive effect to the reverse stock split.

Executive Overview

We generate revenues primarily from travel contract appointments and permanent placement hires:

Contract Appointments: This represents temporary hires (typically, 13 week contracts) made by healthcare facilities to cover short term staffing needs at their facilities.  These shortages in staffing may occur for a variety of reasons, including high-seasonal activity at the healthcare facility, or permanent employees may be taking vacations or leaves of absence. This also includes contracts for what is commonly known as “travel positions,” which are for allied health professionals, nurses or physicians who are willing to take temporary assignments outside their home region. Under this arrangement, we are the employer of record for the healthcare professional. The healthcare facility remits a fee to us that includes all employment overhead, as well as a surcharge for the service. The revenue from this activity is earned from the commission and surcharge for the service and is recorded on a gross basis.

Permanent Placement Hires: This activity includes the hiring of allied health professionals, nurses, physicians, pharmacists and other medical personnel to be employed in healthcare or research facilities. Under this arrangement, we receive a placement fee ranging from 10% to 30% of the employee’s initial annual salary, or a negotiated fee, which is predetermined based upon medical specialty.

For the three months ended June 30, 2011, our revenue was  $1,779,938, derived primarily from allied and nursing travel contacts, and our net loss was $935,093 or $(0.08) per share which was a 54.1% improvement when compared to the second quarter of 2010.  Loss from operations was $873,976 for the three months ended June 30, 2011 which was a 25.4% improvement compared with operating results in the second quarter of 2010. However, the second quarter of 2011 included $228,378 in general and administrative expenses relating to a litigation settlement and associated legal expenses.

Due to the operating losses and deficits, our prior registered public accounting firm raised doubts about our ability to continue as a going concern in their report dated March 30, 2011 on our audited financial statements for our fiscal year ended December 31, 2010. Despite historical losses, we believe that we will be able to satisfy ongoing operating expenses. We have done so to date by raising capital through the sale of our common stock. We will continue to do so, and/or consider other alternatives for raising capital, including but not limited to the sale of preferred stock or debt securities and/or seek financing from third party lenders, until such time as revenues from operations satisfy operating expenses. There can be no assurance that we will be able to raise capital or third party financing will be available, or if available, will be offered on terms that will not adversely impact our shareholders.

We manage our day-to-day operations by focusing on key metrics such as number of orders placed, gross margins on each contract, number of hours worked and profitability of each contract. We also closely monitor our accounts receivable, to make sure we are within contract payment terms. Our sales staff is given specific goals by which their performance is consistently measured.

Our goal is to continue to grow the Company both organically and by acquisition. Organically, we will need to attain new nationwide contracts with healthcare facilities and to locate and place qualified allied and nursing professionals into these facilities. With acquisitions, we will need to locate other allied/nursing staffing companies whose business matches our own in order to successfully integrate operations. Both efforts have challenges associated with them. Organic growth will require us to obtain new contracts and professionals daily and to do so in an economy that remains lackluster. With acquisitions, we will need to locate, purchase, and integrate a similar sized company or companies with a similar business model in order to maximize the accretiveness of the transaction. There can be no assurances that we will be able to implement such plans.

Three Months Ended June 30, 2011 (“second quarter of 2011”) Compared with Three Months Ended June 30, 2010 (“second quarter of 2010”)

Revenue for the second quarter of 2011 was $1,779,938, a decrease of $130,264, or 6.8%, when compared with $1,910,202 in the second quarter of 2010.   The two main components of revenue are contract appointments and permanent placement hires.

Revenue from contract appointments was $1,597,835 which was virtually flat when compared with revenue of $1,607,707 from contract appointments in the second quarter 2010.  During the second quarter of 2011, the Company discontinued split-fee contracts with their low gross profit margins and focused on its own placements.  This resulted in a 33.3% increase in revenue in its higher margin core business ($1,570,474 in the second quarter of 2011 compared with $1,178,081 in the second quarter of 2010) and a 52.2% improvement in its gross profit margin (21.0% for the second quarter of 2011 compared with 12.2% for the second quarter of 2010).

Revenue from permanent placement hires decreased $120,391, or 39.7%, to $182,103 for the second quarter of 2011 compared with $302,495 in the second quarter of 2010. The decrease in permanent placement hires in the second quarter of 2011 was due to the ongoing employer uncertainty regarding the hiring of permanent employees given the economic conditions at present.

Direct costs associated with contract appointments decreased $150,314, or 10.7%, to $1,261,859 in the second quarter of 2011 compared with $1,411,843 in the second quarter of 2010. These costs represent personnel salaries and benefits, temporary housing and travel costs. The gross profit from contract appointments increased to $335,976 or 21.0% of revenue in the second quarter of 2011 compared with $195,862 or 12.2% of revenue in the second quarter of 2010.

Sales and marketing expenses were $39,736 in the second quarter of 2011, virtually unchanged from the $40,252 expensed in the second quarter of 2010.

Recruiting salaries and costs decreased $75,801, or 18.1%, to $342,818 in the second quarter of 2011, due to ongoing improvements to recruiter staffing and compensation levels as well as lower commission expense due to the decrease in permanent placement revenue.

Professional and consulting fees decreased $146,882, or 75.6%, to $47,418 in the second quarter of 2011 compared with $194,300 in the second quarter of 2010 due to further reductions in the use of outside services and consultants.

General and administrative expenses (G&A) decreased $51,424, or 5.1%, to $962,082 in the second quarter of 2011 from $1,013,506 in the second quarter of 2010.  However, the second quarter of 2011 included expenses of $228,378 relating to a litigation settlement and associated legal expenses. In addition, further reductions in G&A were due primarily to lower compensation and rent expenses.

Other expenses, net in the first three months of 2011 were $61,117, a decrease of $806,414, or 93.0%, when compared with $867,531 in other expenses, net in the first three months of 2010.  The decrease was primarily related to the decrease in investor relations expenses.

Net losses for second quarters ended June 30, 2011 and June 30, 2010 were $935,093 and $2,038,600, respectively. Adjusted for non-recurring expenses of $228,378 in the second quarter 2011, the net loss would have been $706,715 for the second quarter 2011, a 65.3% improvement over the $2,038,600 net loss in the second quarter 2010.

Six Months Ended June 30, 2011 (“first six months of 2011”) compared to the Six Months Ended June 30, 2010 (“first six months of 2010”)

Revenue for the first six months of 2011 was $3,810,577, an increase of $471,735, or 14.1%, when compared with $3,338,792 in the first six months of 2010.   The two main components of revenue are contract appointments and permanent placemt hires.

Revenue from contract appointments was $3,484,512, an increase of $678,293 or 24.2% when compared with $2,806,223 in the first six months of 2010.   During the second quarter of 2011, the Company discontinued split-fee contracts with their low gross profit margins and focused on its own placements.  This resulted in a 52.8% improvement in its gross profit margin (19.1% for the first six months of 2011 compared with 12.5% for the first six months of 2010).

Revenue from permanent placement hires decreased $206,504, or 38.8%, to $326,065 in the first six months of 2011 compared with $532,569 in the first six months of 2010. The decrease in permanent placement hires was due to the ongoing employer uncertainty regarding the hiring of permanent employees given the economic conditions, especially during the second quarter of this year.

Direct costs associated with contract appointments increased $363,510, or 14.8%, to $2,819,666 in the first six months of 2011 from $2,456,156 in the first six months of 2010. These costs represent personnel salaries and benefits, temporary housing and travel costs. The gross profit from contract appointments increased in the first six months of 2011 to $664,848, or 19.1% of revenue compared to $350,065 or 12.5% of revenue in the first six months of 2010.  This margin improvement was due to the Company discontinuing low margin split-fee placements and focusing on its own placements during the second quarter 2011.

Sales and marketing expenses were $86,847 in the first six months of 2011, a decrease of $24,387 or 21.9% as compared with $111,234 in the first six months of 2010.

Recruiting salaries and costs decreased $143,348, or 16.8%, to $712,608 in the first six months of 2011 from $855,956 in the first six months of 2010 due to ongoing improvements to recruiter staffing and compensation levels as well as lower commission expense due to the decrease in permanent placement revenue.

Professional and consulting fees decreased $196,480, or 57.8%, to $143,297 in the first six months of 2011 compared with $339,777 in the first six months of 2010 due to further reductions in the use of outside services and consultants.

General and administrative expenses (G&A) decreased $289,901, or 14.8%, to $1,673,679 in the first six months of 2011 from $1,963,580 in the first six months of 2010.  However, the second quarter of 2011 included expenses of $228,378 relating to a litigation settlement and associated legal expenses. In addition, further reductions in G&A were due primarily to lower compensation and rent expenses.

Other expenses, net in the first six months 2011 were $176,494, a decrease of $1,973,317, or 91.8%, when compared with $2,149,811 in the first six months of 2010.  The decrease was primarily related to the decrease in investor relations expenses.

Net losses for the first six months of 2011 and 2010 were $1,802,514 and $4,540,473, respectively. Adjusted for non-recurring expenses of $228,378 in the second quarter 2011, the net loss would have been $1,574,136 for the first six months of 2011, a decrease of $2,966,337 or 65.3% compared with the $4,540,473 net loss in the first six months of 2010.

Liquidity and Capital Resources

As of June 30, 2011, total current assets were $1,761,657 as compared with $3,053,532 on December 31, 2010. The decrease in total current assets was primarily attributable to the use of cash for operating activities during the first six months of 2011. Total current liabilities remained relatively static at $609,938 when compared with the $499,626 balance as of December 31, 2010.

Due to the operating losses and deficits, our prior registered public accounting firm raised doubts about our ability to continue as a going concern in their report dated March 30, 2011 on our audited financial statements for our fiscal year ended December 31, 2010. Despite historical losses, we believe that we will be able to satisfy ongoing operating expenses. We have done so to date by raising capital through the sale of our common stock. We will continue to do so, and/or consider other alternatives for raising capital, including but not limited to the sale of preferred stock or debt securities and/or seek financing from third party lenders, until such time as revenues from operations satisfy operating expenses. There can be no assurance that we will be able to raise capital or third party financing will be available, or if available, will be offered on terms that will not adversely impact our shareholders.

For the three month period ended June 30, 2011, we raised $165,500 from the sale of 662,000 shares of our common stock in private offerings. For the six month period ended June 30, 2011, we raised $302,280 from the sale of 718,266 shares of our common stock in private offerings as well as the exercise of warrants to purchase 160,000 shares of common stock.

Net cash used in operating activities was $1,303,355 in the first six months of 2011 compared with $4,715,577 for the same period in 2010. This change principally results from our decreased net loss from operations and lower non-operating expense.

Net cash flow used in investing activities was $5,192 in the first six months of 2011 due primarily to the acquisition of certain assets compared with net cash used in investing activities of $302,075 for the same period in 2010.

Net cash provided by financing activities was $302,280 in the first six months of 2011 compared with $4,546,040 in the first six months of 2010 which is due to lower proceeds from the sale of common stock in the current period.

Our corporate headquarters are located at 4800 T-Rex Avenue, Suite 310, Boca Raton, Florida 33431. We operate Medical Connections, Inc. from this office. We lease approximately 10,000 square feet of space with a monthly base rent expense of $14,245. Additionally, operating expenses and taxes are approximately $7,400 per month. Our current lease expires on May 15, 2016.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying notes. Actual results could differ from these estimates under different assumptions or conditions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 — Significant Accounting Policies and Related Information, in the Notes to Consolidated Financial Statements included in our Form 10-K/A for the year ended December 31, 2010, filed on July 1, 2011 with the Securities and Exchange Commission. There have been no significant changes to our critical accounting policies since December 31, 2010.

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

ITEM 1A.  RISK FACTORS.

There has been no material changes in the risk factors associated with the Company’s operations since the filing of the Company’s 2010 Annual Report on Form 10-K/A, which was filed with the Securities and Exchange Commission on July 1, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

During the three month period ended June 30, 2011, we sold 662,000 shares of our common stock to accredited or sophisticated investors for aggregate gross proceeds of $165,500. These securities were issued in transactions that were exempt from registration under Regulation D Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”), as transactions by an issuer not involving a public offering.   All of the investors were knowledgeable, sophisticated and had access to comprehensive information about the Company and represented their intention to acquire the securities for investment only and not with a view to distribute or sell the securities. The Company placed legends on the securities stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

 None

ITEM 4.   (REMOVED AND RESERVED)

 Not Applicable.

ITEM 5.  OTHER INFORMATION

        None

ITEM 6.   EXHIBITS

Exhibit No.	Exhibit Description

3.1	Articles of Amendment to the Articles of Incorporation of Medical Connections Holdings, Inc. filed with the Florida Secretary of State, effective as of June 20, 2011.+

3.2	Articles of Amendment to the Articles of Incorporation of Medical Connections Holdings, Inc. filed with the Florida Secretary of State, effective as of June 30, 2011.+

31.1	Certification by the Chief Executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

+ Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL CONNECTIONS HOLDINGS, INC.

Date: August 12, 2011	By:	/s/ Jeffrey Rosenfeld
Jeffrey Rosenfeld,
Chief Executive Officer and Director

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 12, 2011	By:	/s/ Jeffrey Rosenfeld
Jeffrey Rosenfeld,
Executive Officer and Director (Principal Executive Officer)

Date: August 12, 2011	By:	/s/ Brian Neill
Brian Neill,
Chief Financial Officer (Principal Financial/Accounting Officer)