Form 10-K
period 2011-12-31
MEDICAL CONNECTIONS HOLDINGS, INC.
filed 2012-03-30
CIK 1140303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2011 was $7,925,513

As of March 8, 2012, there were 20,668,664 shares of Common Stock, $.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None

All references to "we," us," "our," or the "Company" in this Report on Form 10-K means Medical Connections Holdings, Inc. and its wholly-owned subsidiary, Medical Connections, Inc., unless the context requires otherwise.

i

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-K contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the “safe harbor” created by those sections. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “seeks”, “will” and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements of, or industry results, to differ materially from any future results, performance or achievement implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled “Item 1A – Risk Factors.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of their likely impact, (ii) the publicly available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) the such strategy, which is based in part on this analysis, will be successful. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the “Risk Factors” section contained in other documents we file from time to time with the Securities and Exchange Commission ("SEC").

PART I

ITEM 1.  BUSINESS

Overview of Our Company

We are a healthcare staffing company which provides staffing services for allied professionals and nurses to our clients on a national basis.  We provide recruiting and staffing services for permanent and temporary positions, with an option for the clients and candidates to choose the most beneficial working arrangements.

We operate under a holding company structure and currently have one wholly-owned operating subsidiary, Medical Connections, Inc., a Florida corporation ("Medical Connections") which was formed in 2002.  In December 2005, we acquired control of Webb Mortgage Depot, Inc. ("WMD"), a reporting company and predecessor to the Company which was formed in May 1999, pursuant to a share exchange agreement and changed WMD's name to Medical Connections Holdings, Inc.

On June 20, 2011, we effectuated a 1-for-10 reverse stock split.  All share and per share data for all periods presented in this Annual Report on Form 10-K have been revised to give retroactive effect to the reverse stock split.

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

            There are two delivery models for these services:  per diem staffing and travel staffing.  Per diem is for staffing services on a daily basis and travel staffing is for contracts ranging from several weeks to one year.  We provide travel staffing services for allied professionals and nurses.  In the travel staffing market, healthcare facilities hire allied professionals and nurses on a contracted, fixed-term basis to meet seasonal or other volume-driven fluctuations in hospital admissions levels for time periods ranging from several weeks to one year, but are typically thirteen weeks long. Travel staffing companies coordinate travel and housing arrangements for their professionals who typically relocate to the area in which they are placed. Alternatively, some travel staffing companies provide a housing stipend to their professionals who arrange for their own housing.

The Staffing Industry Analysts (“SIA”): Staffing Industry Insight (dated October 2011), estimates that the healthcare staffing market will grow by 9 percent in 2012. Within the healthcare staffing industry, travel nursing (15% estimated 2012 growth rate), allied health (10% estimated 2012 growth rate) and locum tenens (9% estimated 2012 growth rate) remain the areas that are most resilient to changing economic conditions.   SIA estimates that the healthcare staffing market grew by 6% in 2011.

While we cannot predict if market conditions will improve according to SIA,  we believe that certain long-term demographics suggest that the demand will increase for healthcare staffing services.  The U.S. Administration on Aging projected that the number of Americans 65 years of age or older is expected to grow from 40.2 million in 2010 to 71.5 million in 2030. Among the trends noted in a May 2010 U.S. Census Bureau report, the U.S. population age 65 and over, which is now the fastest growing segment of the U.S. population, is expected to double in size within the next 20 years and by 2030, almost 1 out of every 5 Americans will be 65 years or older.

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

Description of our Business

We provide hospitals and other healthcare facilities with a wide range of staffing specialties, that include various allied health professionals, such as rehabilitation therapists, speech language therapists, respiratory therapists and radiation therapy technicians and nurses for assignments in hospitals and other healthcare organizations, such as physician practice groups, skilled nursing facilities, nursing homes and sports medicine clinics.  We provide clients in these markets with short term or long term assignments of contract professionals, contract to permanent placement and direct placement of these professionals.

The Company had one customer that represented 12.3 % of total revenue in 2011and 17.8% of total accounts receivable as of December 31, 2011.  The Company had one customer that represented 7.6% of total revenue in 2010 and 11.1 % of total accounts receivable as of December 31, 2010.   Our fees are paid directly by our clients.  As a result, we have no direct exposure to Medicare and Medicaid reimbursements.

Contract appointments represent temporary hires (typically, 13 week contracts) made by healthcare facilities to economically cover short staffing during periods of high-seasonal activity, vacations, leave of absences, etc. This also includes contracts for what is commonly known as “travel positions,” which are for allied health professionals and nurses who are willing to take temporary assignments outside their home region. Under this arrangement, we are the employer of record for the healthcare professional.  The healthcare facility remits a fee to us that includes all employment overhead, as well as a surcharge for the service.

Our staffing business is certified by The Joint Commission under its Health Care Staffing Services Certification Program and has been certified for the past four years.  The Joint Commission is an independent, not-for-profit organization that accredits and certifies health care organizations and programs in the United States.  Certification by the Joint Commission is recognized nationwide as a symbol of quality that reflects an organization’s commitment to meeting performance standards.  Since 1951, the Joint Commission has maintained state-of-the-art standards that focus on improving the quality and safety of care provider’s organizations.

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

Recruiting and Retention

Our ability to recruit and retain a pool of talented, motivated and highly credentialed healthcare professionals is critical to our success.  We maintained an active database of approximately 100,000 healthcare professionals in 2011.   We believe allied health professionals and nurses are attracted to us because we offer a wide range of diverse assignments in attractive locations, competitive compensation and benefit packages, as well as a high level of customer service.

In our effort to attract and retain highly qualified healthcare professionals, we offer a variety of benefits to our professionals. These benefits may include: free or subsidized housing, meals and incidentals, free or reimbursed travel, competitive wages, professional development opportunities, professional liability insurance and, for  professionals, a 401(k) plan and health insurance.

We have several proven recruitment channels that consistently augment our pool of healthcare professionals at low marginal costs.  Our recruitment activities include sign-on referral bonuses, print advertisements in local newspapers and in trade journals, mailings, job positions, internet listings (including Facebook and Twitter), candidate referral programs and recruitment at trade conventions.

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

We place our allied healthcare professionals and nurses in hospitals, and other healthcare facilities.  When possible, we try to place our professionals in facilities where they have worked before or try to fulfill the candidates request for a certain facility.  We continue to evaluate our healthcare professionals after they are placed to ensure adequate performance and manage risk, as well as to determine feasibility for future placements. Once we have placed a healthcare professional, we enter all of the professional’s data into our databases, which track any “renewal dates” with respect to licenses and continuing education requirements. Our databases also match our clients’ needs with our available pool of professionals.

Sales and Marketing

We maintain a dedicated sales force responsible for generating local, regional and national referrals, as well as our company website that describes our Company, its services and products.  We obtain clients primarily through personal and corporate sales presentations, telephone marketing calls, and referrals from hospitals, hospital discharge planners, senior care managers, and facilities, such as assisted living facilities and community associations.

Operations

We operate our travel staffing business through a relatively centralized business model servicing all of the assignment needs of our field employees and client facilities through our executive office located in Boca Raton, Florida.  In addition to the key sales and recruitment activities, this office also performs support activities such as coordinating assignment accommodations, payroll processing, benefits administration, billing and collections, contract processing, customer service and risk management.

Hours worked by field employees are recorded by our operations system, which then transmits the data directly to our payroll processing company. Client billings are typically generated using time and attendance data captured by our payroll system. Our payroll department also provides customer support services for field employees.

Client Billing

During 2011, we billed substantially all of our allied healthcare professionals and traveling nurses on assignment based on hours and days worked contracts. Under hours and days worked contracts, the temporary healthcare professional is either our employee for payroll and benefits purposes or an independent contractor typically paid directly by us on behalf of the hospital and healthcare facility clients. Under this arrangement, we bill our hospital and healthcare facility clients at an hourly or daily rate and assume all employer costs, including payroll, withholding taxes, benefits, professional insurance, as well as any travel and housing arrangements.

The allied professionals and nurses that we assign to the hospitals and healthcare facilities are generally our employees, although these clients provide on-the-job supervision for these allied professional and nurses. Therefore, clients control and direct the work of our professional and approve hours worked, while we are responsible for many of the activities typically handled by the client's human resources department.

For our permanent placement services, we typically bill clients a placement fee once the placement occurs.

Competition

The temporary healthcare staffing industry is highly competitive. We compete with national, regional and local firms to attract nurses and other healthcare professionals, as well as to attract hospital and healthcare facility clients in the medical recruitment and staffing fields.  Our national competitors, who include AMN Health Services, Inc., CompHealth Group, Inc., Cross County Healthcare, Inc., Maxim Healthcare Services, Inc., Nursefinders, Inc. and On Assignment, Inc and several privately held companies are companies who focus on local and regional staffing needs.  We compete for temporary healthcare professionals on the basis of the quantity, diversity and quality of assignments available, compensation packages, and the benefits that we provide to temporary healthcare professionals while they are on assignment. We compete for hospital and healthcare facility clients on the basis of the quality of our temporary healthcare professionals, the timely availability of our professionals with the requisite skills, quality and scope, price and geographic reach of our services.

We believe, however, that larger, nationally established firms enjoy distinct competitive advantages over smaller, local and regional competitors in the temporary healthcare staffing industry. Larger and more established firms have a critical mass of available allied and nursing candidates, substantial word-of-mouth referral networks and established brand names, enabling them to attract a consistent flow of new applicants. Larger firms can also more easily provide payroll services, which are cash flow intensive, to healthcare providers. As a result, we believe that we have had a significant advantage over companies smaller than us.

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

Regulation

The healthcare industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct of operations, payment for services and payment for referrals. Some states require state licensure for businesses that employ, assign and/or place healthcare personnel to provide healthcare services at hospitals and other healthcare facilities.  In addition, most of the healthcare professionals that we employ are required to be licensed or individually certified under applicable state laws. We take reasonable steps to ensure that our healthcare professionals possess all current licenses and certifications required for each placement.

The laws that apply to our hospital and healthcare facility clients, including laws related to Medicare, Medicaid and other federal and state healthcare programs, could indirectly affect the demand or the prices paid for our services.  For example, if our hospital or healthcare facility clients failed to comply with any of the applicable laws or regulations, they could be subject to civil and/or criminal penalties and/or be excluded from participating in Medicare, Medicaid and other healthcare programs.  Our business is not directly impacted by or subject to the laws and regulations that generally govern the hospitals and healthcare facilities, because we provide services on a contract basis and are paid directly by our hospital and other healthcare facility clients.

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

Historically, the number of temporary healthcare professionals on assignment has been the lowest during the first and fourth quarter due to fewer business days resulting from client shutdowns and a decline in the number of contract professionals willing to work during the holidays.  In addition, our cost of services usually increases in the first quarter primarily due to the reset of payroll taxes. As a result of all of these factors, results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year.

Employees

As of March 1, 2012, we had 36 corporate office employees. In addition, during fiscal 2011, we employed approximately 184 temporary staff and healthcare professionals. We do not have any organized labor unions. We believe we have excellent relationships with our employees.

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

We have a history of net operating losses and incurred net losses of $3.7 million in 2011 and $7.8 million in 2010.  As of December 31, 2011, we had an accumulated deficit of $45 million.  The extent of our future operating losses and the timing of our profitability are highly uncertain, and we may never generate sufficient revenues to achieve or sustain profitability. Even if we are able to successfully expand our operations, there can be no assurance that we will be able to operate profitably.

Our Independent Registered Public Accounting Firm has issued a going concern opinion and if we do not achieve profitability, we may be forced to cease operations.

Due to our operating losses and deficits, our independent registered public accounting firm expressed significant doubt about our ability to continue as a going concern.   In this regard, please see Note 3 to our audited consolidated financial statements included in this Annual Report.   If we are not able to continue as a going concern, our operations will terminate and any investment in the Company will likely become worthless.

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

The operation of our business is dependent on the proper functioning of our information technology systems. Critical information systems used in daily operations identify and match staffing resources and client assignments and perform billing and accounts receivable functions.  If these systems fail to perform reliably or otherwise do not meet our expectations, we could experience business interruptions that could result in deferred or lost sales. Our information systems are vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. If our information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could impact our ability to identify business opportunities quickly, to pay our staff in a timely fashion and to bill for services efficiently.

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

We may be subject to possible claims by our clients related to errors and omissions, misuse of proprietary information, discrimination and harassment, theft and other criminal activity, malpractice and other claims stemming from the improper activities or alleged activities of our healthcare professionals. We carry general liability insurance, with up to five million dollars of coverage to protect us against these possible claims and the damages we may incur as a result thereof.  Claims raised by clients stemming from the improper actions of our healthcare professionals, even if without merit, could cause us to incur significant expense associated with the costs or damages related to such claims. Further, such claims by clients could damage our business reputation and result in the discontinuation of client relationships.

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

Trading in our common stock is subject to certain regulations adopted by the SEC commonly known as the "Penny Stock Rules". Our common stock qualifies as penny stock and is covered by Section 15(g) of the Exchange Act which imposes additional sales practice requirements on broker/dealers who sell our common stock in the market. The "Penny Stock" rules govern how broker/dealers can deal with their clients and "penny stocks". For sales of our common stock, the broker/dealer must make a special suitability determination and receive from clients a written agreement prior to making a sale. The additional burdens imposed upon broker/dealers by the "penny stock" rules may discourage broker/dealers from effecting transactions in our common stock, which could severely limit its market price and liquidity. This could prevent investors from reselling our common stock and may cause the price of the common stock to decline.

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

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies quoted on the Over-The-Counter Electronic Bulletin Board such as ours generally have been very volatile and have experienced sharp share price and trading volume changes.  The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

o	operating results below expectations;
o	additions or departures of key personnel;
o	sales of our common stock;
o	competition in the healthcare staffing industry;
o	our ability to increase revenues by securing new clients or transacting more business with existing clients;
o	our ability to reduce costs and operating expenses and become profitable;
o	industry developments;
o	the loss of any strategic relationships;
o	economic and other external factors; and
o	period-to-period fluctuations in our financial results.

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

Our executive officers exercise voting control over 60.13% of our outstanding securities. As a result, this enables them to exert significant influence over the Company's corporate actions.

Messrs. Rosenfeld, Nicolosi, and Neill exercise voting control over 60.13% of our outstanding securities.  See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."  As a result, Messrs. Rosenfeld, Nicolosi, and Neill will be able to affect the outcome of or exert significant influence over all matters requiring shareholder approval, including the election and removal of directors, most corporate actions and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of the Company.

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

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. Our common stock has historically been sporadically or “thinly-traded” on the “Over-The-Counter Electronic Bulletin Board,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume. Even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

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

If our shareholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding warrants which were 243,900 as of December 31, 2011, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.  In addition, recipients of our Series A preferred shares who convert those shares into shares of our common stock may sell these shares, if eligible, pursuant to Rule 144.

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

As of December 31, 2011, the Company was not a party to any material legal proceedings, except as noted above. The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on its business, financial condition or results of operations. However, the results of this matter cannot be predicted with certainty and we cannot assure you that the ultimate resolution of any legal or administrative proceedings or disputes will not have a material adverse effect on our business, financial condition and results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

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

The high and low bid price for those periods is set forth below:

2010	High	Low
First Quarter	$0.52	$0.26
Second Quarter	$0.49	$0.32
Third Quarter	$0.34	$0.16
Fourth Quarter	$0.21	$0.08
2011
First Quarter	$0.15	$0.03
Second Quarter	$1.20	$0.30
Third Quarter	$0.80	$0.31
Fourth Quarter	$0.51	$0.15

Note:  On June 20, 2011, the Company effectuated a 1-for-10 reverse stock split.  All share and per share data have been revised to give retroactive effect to the reverse stock split.

B.  Holders

As of March 1, 2012, there were 1,095 stockholders of record of our Common Stock.

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

D.  Equity Compensation Plans

We reserved an aggregate of one million shares of common stock for issuance under our 2010 Stock Incentive Plan ("2010 Plan") as of December 31, 2011.  On February 5, 2012, our Board of Directors and a majority of shareholders approved an increase in the number of shares of common stock reserved for issuance under the 2010 Plan to ten million shares. The 2010 Plan provides for the grant of options, restricted stock, stock appreciation rights, performance shares and performance units to our employees, consultants and non-employee directors. Under the 2010 Plan, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. As of December 31, 2011, we did not have any options issued and outstanding under the 2010 Plan.

The following table provides information as of December 31, 2011 about shares of our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants and directors under all of our existing equity compensation plans, including our 2010 Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
Equity compensation plans approved by security holders (2010 Plan)	0		$--	1,000,000

Equity compensation plans not approved by security holders	0	$
Total	0		$--	1,000,000

E.  Sale of Unregistered Securities

During the three month period ended December 31, 2011, we sold 2,902,332 shares of our common stock to accredited or sophisticated investors for aggregate gross proceeds of $492,250.

During the three month period ended December 31, 2011, we issued 100,000 shares of our common stock for services rendered to one consultant at $0.25 per share fair market value, for a total cost of $25,000.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Medical Connections, Inc., our wholly owned subsidiary, is a national provider of medical recruitment and staffing services.  Established in 2002 to satisfy the increasing need for qualified healthcare professionals, our business is to identify, select and place the best allied health specialists, pharmacists, physicians, nurses and hospital management executives. We provide recruiting and staffing services for permanent and temporary positions with options for the clients and candidates to choose the most beneficial working arrangements.

We generate revenues primarily from travel contract appointments and permanent placement hires.  Travel contract appointments represented more than 91.1% and 87.2% of the Company's consolidated revenues in 2011 and 2010, respectively, while permanent placements represented approximately 8.9% and 12.8% in those time periods.

Travel Contract Appointments: This activity represents temporary hires (typically, 13 week contracts) made by healthcare facilities to cover short staffing during periods of high-seasonal activity, vacations, leave of absences, etc. This also includes contracts for what is commonly known as “travel positions,” which are for allied health professionals, nurses or physicians who are willing to take temporary assignments outside their home region. Under this arrangement, we are the employer of record for the healthcare professional. The healthcare facility remits a fee to us that includes all employment overhead, as well as a surcharge for the service. The revenue from this activity comes from the surcharge for the service.

Permanent Placement Hires: This activity includes the hiring of allied health professionals, nurses, physicians, pharmacists and other medical personnel to be employed in healthcare or research facilities. Under this arrangement, we receive a placement fee ranging from 10% to 30% of the employee’s initial annual salary, or a negotiated fee, which is predetermined based upon medical specialty.

For the year ended December 31, 2011, our revenue was $6,651,028, derived primarily from allied and nursing travel contracts, and our net loss was $3,714,910 or $(0.29) per share. Loss from operations was $3,358,415 for the year which was a 19.5% improvement compared to 2010 operating results.  This improvement was due in part to operating expenses being reduced by $1,966,912 in 2011.

However, due to the operating losses and deficits, our independent registered public accounting firm has raised significant doubt about our ability to continue as a going concern in their report on our financial statements for 2011. Despite historical losses, we believe that we will be able to satisfy ongoing operating expenses. We have done so to-date by raising capital through the sale of our common stock. We will continue to do so, and/or consider other alternatives for raising capital, including but not limited to the sale of preferred stock or debt securities and/or seek financing from third party lenders, until such time as revenues from operations satisfy operating expenses. There can be no assurance that we will be able to raise capital, a market for our stock or third-party financing will be available, or if available, will be offered on terms that will not adversely impact our stockholders.

We manage our day-to-day operations by focusing on key metrics such as number of travelers placed with a hospital or other health care organizations, gross margins on each contract, number of hours worked and profitability of each contract.  We also closely monitor our accounts receivables, to make sure we are within contract payment terms.  Sales staff are given specific goals by which their performance is consistently measured.

Our goal is to continue to grow the Company both organically and by acquisition.  Organically, we will need to continue to attain new nationwide contracts with healthcare facilities and to locate and place qualified allied and nursing professionals into these facilities. With acquisitions, we will need to locate other allied/nursing staffing companies whose business matches our own in order to successfully integrate operations.  Both efforts have challenges associated with them.  Organic growth will require us to obtain new contracts and professionals and to do so in an economy that remains lackluster.  With acquisitions, we will need to locate, purchase, and integrate a similar sized company or companies with a similar business model in order to maximize the accretiveness of the transaction.  There can be no assurances that we will be able to implement such plans.

Year ended December 31, 2011 (“2011”) compared with the Year ended December 31, 2010 (“2010”)

Revenue in 2011 was $6,651,028, a decrease of $1,154,495, or 14.8%, when compared with revenue of $7,805,523 in 2010.  The two main components of revenue are travel contract appointments and permanent placement hires.

Revenue from travel contract appointments decreased $744,965 to $6,057,909 in 2011, or 11.0%, from $6,802,874 in revenue for 2010.  During 2011, the Company focused on acquiring higher margin contracts and discontinued split-fee and other lower margin placements. While this effort resulted in a decrease in total contract revenue for the year, it also resulted in a 44.5% improvement in the gross profit margin (19.8% in 2011 compared to 13.7% in 2010).

Revenue from permanent placement hires decreased 40.8% to $593,119 in 2011 compared with revenue of $1,002,649 in 2010. This decrease in permanent placement revenue was the result of the ongoing, unsettled employment conditions, that have resulted in employers not yet being willing or able to make permanent hires. Direct costs of revenue for permanent placement are minimal, amounting to $500 in 2011 and $7,500 in 2010.

Direct costs associated with travel contract appointments decreased $1,010,337, or 17.2%, from $5,869,477 in 2010 to $4,859,140 in 2011.   The decrease was the result of higher margin placements and lower revenue during the period. The gross profit from contract appointments increased from $933,397 (13.7% of revenue) in 2010 to $1,198,769 (19.8% of revenue) in 2011.

Advertising and marketing expenses were $245,781 in 2011, a decrease of $48,592, or 16.5%, from $294,373 in 2010 as the Company continued to refine its marketing efforts to maximize its advertising expenditures.

Recruiting salaries and costs decreased to $1,461,469, or 10.5% in 2011 compared to $1,632,131 in 2010. This was due to lower commission expense resulting from the decrease in placements.

Professional and consulting fees increased $158,136 or 20.6% in 2011 to $924,902, as compared to the $766,766 recorded in 2010. This was due primarily to an increase in legal expenses relating to litigation incurred and settled during the year.

General and administrative expenses (G&A) decreased $888,457, or 26.1%, to $2,517,651 during the year from $3,406,108 during 2010.  Reductions in G&A were due primarily to lower compensation and rent expense. Included in G&A in 2011 is $101,000 related to a litigation settlement.

Other expenses, net in 2011 were $356,495, a decrease of $3,256,357, or 90.1%, when compared to the $3,612,852 recorded in 2010. The decrease was directly related to the decrease in fees for investor relations, acquisition-related expenses (incurred in connection with the pursuit of potential acquisition targets) and investment banking.

Net losses for the years ended December 31, 2011 and December 31, 2010 were $3,714,910 and $7,783,684, respectively, a 52.3% improvement when comparing year 2011 to year 2010.

Liquidity and Capital Resources

As of December 31, 2011, total current assets were $1,020,061 as compared with $3,053,532 as of December 31, 2010. The decrease in total current assets is primarily attributable to the decrease in cash from $1,698,030 in 2010 to $208,169 in 2011 and a decrease in accounts receivable from $1,352,506 in 2010 to $808,896 in 2011. The decrease in accounts receivable is directly attributable to the decrease in revenue during the year.  Total current liabilities increased $152,183 to $651,809 in 2011 from $499,626 in 2010, primarily due to the timing of payments to vendors and accrued expenses.

All other assets which we have categorized as property and equipment are office furniture, equipment and software directly related to the operations of Medical Connections, Inc.

Net cash used for operating activities was $2,718,108 in 2011 compared to $7,389,837 for the same period in 2010. This change primarily results from our smaller net loss and a decrease in accounts receivable.

Net cash flow used in investment activities was $41,533 in 2011 for the acquisition of property compared with net cash flows used in investing activities of $532,810 in 2010 primarily from the build-out of office space during the 2010 year.

Net cash provided by financing activities was $1,269,780 in 2011, compared to cash provided by financing activities of $8,602,834 in the same period in 2010. For the year ended December 31, 2011, we raised $1,269,780 from the sale of an aggregate of 5,881,602 shares of our common stock in private offerings.

Our corporate headquarters are located at 4800 T-Rex Avenue, Suite 310, Boca Raton, Florida 33431.  We operate Medical Connections, Inc. from this office.   We lease approximately 10,000 square feet of space with a monthly base rent expense of $14,245. Additionally, operating expenses and taxes are approximately $7,400 per month payable to the lessor.  Our current lease expires on May 15, 2016.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be materially different from those estimates. The following policies are those that we consider to be the most critical. See Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements included in this Annual Report for further description of these and all other accounting policies.  The following are deemed to be the most significant accounting policies affecting the Company:

Revenue Recognition: The Company records its transactions under the accrual method of accounting whereby revenue is recognized when the services are rendered and collection is reasonably assured.  Contract appointments includes contracts for what is commonly known as “travel positions,” which are for allied health professionals, nurses or physicians who are willing to take temporary assignments outside their home region. Under this arrangement, we are the employer of record for the healthcare professional. The healthcare facility remits a fee to us that includes all employment overhead, as well as a surcharge for the service. The revenue from this activity is earned from the fees and surcharge for the service which is billed and recognized off of weekly time cards.   The Company recognizes revenue from permanent placement services when employment commences.    Adjustments to the fee for these services occur if the candidate’s performance is not satisfactory requiring the Company to find a replacement candidate.

Allowances for Doubtful Accounts: Accounts are written off when management determines that an account is uncollectible.  Recoveries of accounts previously written off are recorded when received. Estimated allowances for doubtful accounts are determined to reduce the Company's receivables to their carrying value, which approximates fair value. In addition to maintaining an allowance for bad debt, we also maintain a sales allowance reserve for that portion of permanent placement revenue that may “falloff” after a reasonable period of time.  A reasonable period of time means that as each client’s payment history is unique to that client, we take that payment history into account when determining if payment of a particular invoice will not be forthcoming.   Allowances and reserves are estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions and are reviewed on a quarterly basis to determine their adequacy. Historically, we have not incurred any significant credit related losses.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements. We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s financial statements as of and for the years ended December 31, 2011 and 2010 are contained on pages F- 1 to F-16 of this Annual Report and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

DeMeo, Young, McGrath ("DYM") served as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2010.  On June 30, 2011, the Company's Board of Director appointed Grant Thornton LLP ("GT") to serve as the Company's independent registered public accounting firm for the fiscal year ended December 31, 2011.  At the same meeting, the Board approved the dismissal of DYM as the Company's independent registered public accounting firm.

The reports of DYM on the Company’s financial statements as of and for the years ended December 31, 2010 and December 31, 2009 contained no adverse opinion or disclaimer of opinion nor were qualified or modified as to uncertainty, audit scope, or accounting principle. During the fiscal years ending December 31, 2010 and December 31, 2009 and through June 30, 2011, the date of dismissal of DMY, there were no (i) disagreements with DYM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to DYM’s satisfaction, would have caused DYM to make reference to the subject matter of the disagreement(s) in connection with its reports; or (ii) “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

During the recent fiscal year ending December 31, 2010 and through June 30, 2011, the date the Company engaged GT, the Company did not consult with GT regarding (i) the  application of accounting principles to any specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv)) or a reportable event (as defined in Item 304(a)(1)(v)).

ITEM 9A.  CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that our disclosure controls and procedures were effective as of December 31, 2011.  The evaluation considered the procedures designed to ensure that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control – Integrated Framework.  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Company’s independent registered public accounting firm.

Evaluation of Changes in Internal Controls over Financial Reporting

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.  Based on that evaluation, our management concluded that, at the end of the period covered by this Annual Report, no changes have occurred in our internal controls over financial reporting which would have constituted a “material weakness.”

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

Name	Age	Position(s)
Jeffrey Rosenfeld	51	CEO/Director
Anthony Nicolosi	41	President/Director
Albert Biehl	66	Director
Robert B. Taylor Jr.	71	Director
James Wallace	63	Director
Brian R. Neill	58	Chief Financial Officer

Jeffrey Rosenfeld has served as a Director since July 2008 and Chief Executive Officer since July 2010.  Mr. Rosenfeld has more than 15 years of business development and sales experience. In January 2007, he joined CBIZ, an international accounting and consulting firm as its East Coast Market Leader and served as its nationwide vice president of sales and marketing. Prior to joining CBIZ, Mr. Rosenfeld held several different executive positions where he was involved with client acquisition, business development and strategic planning. Mr. Rosenfeld earned a B.S. in finance from Boston University.

Anthony J.  Nicolosi has served as the President and Director of the Company since December 2005. Mr. Nicolosi has more than 12 years of experience in investment banking and brokerage service companies.   Mr. Nicolosi co-founded Medical Connections, our principal operating subsidiary in November 2002. He previously served as president and CEO of Capital Market Partners, Inc., a brokerage firm, in Pompano Beach, Florida. Mr. Nicolosi also served as a Financial Executive with Citicorp Investment Services of Dania Beach, Florida.  Mr. Nicolosi attended Southern Connecticut University for two years and Florida Atlantic University for two years.

Brian R. Neill has served as our Chief Financial Officer since April 2008.  He has over 26 years of experience providing leadership in finance and operations to various companies ranging in size from privately held middle market companies to a Fortune 1000 publicly held corporation in the fields of biotech, engineering, data technology, retail and banking. He has worked as the executive vice president and chief financial officer for Lithia Motors, Inc. and Powersports, Inc. Mr. Neill holds a Bachelor of Science from Northwest Christian College and has been active over the years with Financial Executives Institute and has served on the executive committees of local United Way agencies.

Dr. Albert G. Biehl has served as a Director since July 2008.  He currently serves as the Vice President of Medical Affairs at Bethesda Memorial Hospital located in Boynton Beach, Florida. Prior thereto, from 1982 through 1999 he was a partner with Boca Surgical Associates located in Boca Raton, Florida.

Robert B. Taylor, Jr. has served as a Director since July 2008.  From 1979 through 2006, Mr. Taylor held various positions at the Bethesda Memorial Hospital including that of Senior Vice President of Finance and Treasurer. Currently, Mr. Taylor serves as a management consultant and analyst for the Bethesda Memorial hospital.

James Wallace has served as a Director since August 2010.  He is the founder and President of Wallace Employee Benefits, which specialized in employee benefits, group health insurance, disability coverage, life insurance, salary continuation plans and executive pension plans for executives from 1974-2007 and Wallace Pension and Actuaries, which designed, implemented and administered pension plans for high income professionals and corporations from 1975-2007.  He has also been involved with several venture capital companies, including Advanced Spinal Care of Georgia, which provides rehabilitation specialists for patients with back, spine or joint problems and MUS of the Georgia Surgery Center, a noninvasive surgical center.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

In December 2010, the Company and Mr. Nicolosi were served with a Cease and Desist Order (the "Order"), with a Notice of Right To Hearing, from the Alabama Securities Commission styled "In the Matter of Medical Connections Holdings, Inc., Anthony Nicolosi," (Adm. Order No. CD-2010-0062). The Order requires the cessation of offering or selling securities into, within or from the State of Alabama during the pendency of the Order. The Cease and Desist Order alleges that Mr. Nicolosi omitted material facts in the sale of a security to single Alabama investor and violated the agent registration requirements in Alabama. The Company made a rescission offer to the Alabama investor which included information that the Alabama Securities Commission alleged should have been disclosed to the investor relating to the name change of Mr. Nicolosi and his regulatory history concerning a disciplinary proceeding instituted by the Financial Industry Regulatory Authority (“FINRA”) in which he agreed to a bar from association with any FINRA member and settled by means of an Acceptance Waiver and Consent. The Alabama investor rejected the rescission offer. The Company had an informal meeting with the Alabama Securities Commission in March 2011 in the process of attempting to resolve the matter. Discussions are still in progress in an attempt to resolve the matter. There has been no adjudication as to the truth of the allegations upon which the Order was based.

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

Independence, Board Committees and Audit Committee

Our Board of Directors presently consists of five directors. The Board of Directors has determined that all of the directors, with the exception of Jeffrey Rosenfeld and Anthony Nicolosi, are "independent directors" as that term is defined in the NASDAQ listing standards. Mr. Rosenfeld and Mr. Nicolosi are not considered independent directors because they are employed as our Chief Executive Officer and President, respectively.

We do not have any formal requirements for Board membership. However, we believe that our Board of Directors as a whole should be diverse and consist of individuals with various and relevant career experience, relevant technical skills, industry knowledge and experience, financial expertise and local or community ties.

We currently do not have separately designed audit, nominating or compensation committees.  Based on our size and limited financial and human resources, we do not believe that creating committees separate and distinct from our full board of directors would be cost-effective at this time.    We believe these functions can be adequately performed by our Board of Directors.  Further, we are currently quoted on the OTC Bulletin Board, which does not have any listing requirements mandating the establishment of any particular committees.  Currently, our entire Board acts as the audit committee.  Our board has determined that Mr. Taylor and Mr. Wallace are ‘‘audit committee financial experts’’ as defined under the SEC rules and regulations.

Skills and Qualifications of the Directors

The Board believes that the qualifications of the directors as set forth in their biographies which are listed above and briefly summarized in this section, gives them the qualifications and skills to serve as directors of our Company. Jeffrey Rosenfeld and Anthony Nicolosi have each served as executive officers of companies in the healthcare staffing industry. Mr. Wallace has experience in the healthcare industry through his venture capital investments and is a financial expert. Dr. Biehl is a practicing physician with direct experience in the healthcare field. Mr. Taylor has handled high-level financial matters for hospitals and is a financial expert.

The Board also believes that each of the directors has other key attributes that are important to an effective Board: integrity and demonstrated high ethical standards; sound judgment; analytical skills; the ability to engage management and each other in a constructive and collaborative fashion and the commitment to devote significant time and energy to service on the Board.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The following table discloses compensation paid during the fiscal year ended December 31, 2011 and 2010 to our (i) Chief Executive Officer, (ii) President, (iii) Chief Financial Officer and (iv) former Chief Executive Officer. We refer to these officers as our Named Executive Officers in other parts of this Annual Report. We currently do not have any other individual employee of the Company designated as an executive officer.

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards(1)		All Other Comp(2)	Total
Jeffrey Rosenfeld (3)	2011	$220,458	-	$30	(4)	$7,716	$228,204
Chief Executive Officer	2010	$171,417	$91,000	$37,730	(5)	$7,399	$307,546

Anthony Nicolosi	2011	$328,374	-	$30	(4)	$7,330	$335,734
President	2010	$387,402	-	$102,670	(5)	$6,635	$496,707

Brian Neill	2011	$253,083	-	30	(4)	$-	$253,113
Chief Financial Officer	2010	$256,635	$82,500	$102,730	(5)	$-	$441,865

Joseph Azzata(6)	2011	$-	-	-		-	$-
Former Chief Executive Officer	2010	$208,653	-	-		-	$208,653

(1)	Stock awards are valued based on the aggregate grant date fair value of the award on the date of grant and are computed in accordance with FASB ASC Topic 718.

(2)	Represents the dollar amount of the Company's match to the Named Executive's 401(k) plan.

(3)	Mr. Rosenfeld was hired in March 2010 as the COO and assumed the CEO position July 2010.

(4)
Mr. Neill, Mr. Nicolosi and Mr. Rosenfeld each received 30,000 shares of the Company's Series C preferred stock as bonus payments for services rendered in fiscal 2011.  Because the Series C shares are not convertible into shares of the Company's common stock, the shares have been valued based on the par value.

(5)
Mr. Rosenfeld and Mr. Neill each received 40,000 shares of the Company's Series C preferred stock and Mr. Nicolosi received 17,000 shares of Series C preferred stock on September 23, 2010 as compensation for services rendered to the Company in 2010.  Because the Series C shares are not convertible into shares of the Company's common stock, the shares have been valued based on the par value.  Mr. Nicolosi and Mr. Neill each received 50,000 shares of the Company’s common stock in June and in September 2010.  Mr. Rosenfeld received 50,000 shares of the Company’s common stock in September 2010.

(6)	Mr. Azzata left employment with the Company July 2010.

Employment Agreements

On January 10, 2012, the Company entered into amended and restated employment agreements with Jeffrey S. Rosenfeld, its Chief Executive Officer, Anthony J. Nicolosi, its President and Brian R. Neill, its Chief Financial Officer.   The agreements are for three-year terms, which are subject to an automatic one-year renewal provision after the initial three year term expires, unless the other party gives at least 120 days' notice prior to the date of automatic renewal. Mr. Nicolosi and Mr. Neill receive annual base salaries of $350,000 and $250,000, respectively.  Mr. Rosenfeld's annual base salary is $225,000 until March 10, 2012, when it will increase to $250,000. These salaries are subject to an annual review by the Board of Directors and each is eligible to receive discretionary bonuses of up to 33% of his base salary. Each executive is also entitled to receive an annual stock grant of at least one million shares of the Company’s common stock. All are eligible to participate in the benefit plans available to our senior executives.

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

Outstanding Equity Awards at Fiscal Year End (December 31, 2011)

Our Named Executive Officers did not have any unexercised stock options or unvested stock awards as of December 31, 2011.

Executive Compensation Discussion

The base salary for our current executive officers (Mr. Rosenfeld, Mr. Nicolosi and Mr. Neill) is contained in their respective employment agreements.  Their base salaries are based on the scope of their responsibilities taking into account competitive market compensation paid by other companies for similar positions.  Base salaries are reviewed annually, as part of the Company’s review process, and are adjusted from time to time after taking into account a number of factors, including each executive’s level of responsibility, level of performance during the past fiscal year (with respect to specific areas of responsibility and on an overall basis), past and present contribution to and achievement of Company goals, and our historical compensation levels.  The Board did not make any changes in the base salary for its executives during 2011, other than the increase in salary for Mr. Rosenfeld which was required pursuant to his employment agreement.

On January 10, 2012, the disinterested members of the Board approved option grants to purchase 1,000,000 shares of the Company's common stock to each of the Company's executive officers. The exercise price of the options is equal to the fair market value of the Company's common stock on the date of grant ($.32 per share). The options are immediately vested and the options are exercisable for a period of ten years after the grant date.

On June 30, 2011, the Company's Board of Directors approved the grant of bonus payments to Mr. Neill, Mr. Nicolosi and Mr. Rosenfeld for exceptional services rendered in fiscal 2011 and to ensure continuity of management at the Company during its new growth initiatives. These services rendered by Mr. Neill, Mr. Nicolosi and Mr. Rosenfeld included, but are not limited to identifying and implementing certain operational changes in the Company's business.  The executives negotiated the settlement of a litigation matter with Nightingale Nurses, LLC and the Company's operating revenues increased by 42.1% in the first quarter of 2011. The Board authorized the Company to make these bonus payments by issuing 30,000 shares of the Company's Series C Preferred Stock to each of Mr. Neill, Mr. Nicolosi and Mr. Rosenfeld.  The Board did not make any other bonus payments to the executives in 2011.

In 2010, the Board approved stock bonus payments with shares of the Company's Series C preferred stock, discretionary bonus payments and stock awards to its executives. The Board approved the grant of stock bonus payments with shares of the Company's Series C Preferred Stock to Mr. Neill and Mr. Nicolosi for exceptional services rendered in the first six months of 2010 and to ensure continuity of management at the Company during its new growth initiatives. These services rendered by Mr. Nicolosi and Mr. Neill included, but were not limited to identifying several new acquisition opportunities for the Company, negotiating and structuring the terms of the proposed acquisition transactions and implementing certain operational changes in the Company's business.  The Board authorized the Company to make these bonus payments by issuing 40,000 shares of the Company's Series C Preferred Stock to Mr. Neill and 17,000 shares of the Company's Series C Preferred Stock to Mr. Nicolosi on June 30, 2010.  The Company also approved the issuance of 40,000 shares of its Series C Preferred Stock to Mr. Rosenfeld in connection with his employment agreement.

The Company made discretionary bonus awards of $91,000 to Mr. Rosenfeld and $82,500 to Mr. Neill in December 2010 in recognition of their extraordinary efforts in improving the Company's operating performance during fiscal 2010.  In addition, the Company issued stock awards in the amount of 1 million shares to each of Mr. Neill and Mr. Nicolosi and 500,000 shares to Mr. Rosenfeld in fiscal 2010 pursuant to its contractual obligation in their employment agreements.

The Company provides its executives and others employees with a variety of health and welfare, and paid time-off benefits designed to enable the Company to attract and retain our workforce in a competitive marketplace. These benefits help ensure that we have a productive and focused workforce through reliable and competitive health and other benefits. Savings plans help employees, especially long-service employees, save and prepare financially for retirement.  The Company also provides its executives and other employees with the opportunity to participate its 401(k) plan.  Participants choose to invest their account balances from an array of investment options as selected by plan fiduciaries from time to time. The 401(k) plans are designed to provide for distributions in a lump sum or in periodic installments after termination of service. However, loans and in-service distributions under certain circumstances such as a hardship, attainment of age 59 1/2 or a disability are permitted.

The Company provides its executive officers with perquisites and other personal benefits that it believes are reasonable and consistent with our overall compensation program to better enable us to attract and retain executive officer and key employees. During fiscal 2010 and 2011, our executive officers were only provided participation in the plans and programs described above and monthly car allowances, as set forth in their employment agreements. None of our executive officers received any other perquisites or other benefits, which conferred a direct or indirect benefit having a personal aspect and which were not generally available to other employees.

Director Compensation Table

We do not currently compensate our non-employee directors in cash for their service as members of our board of directors.  We reimburse our directors for reasonable expenses in connection with our Board meetings. However, at times we will compensate our directors with equity.

On January 10, 2012, the disinterested members of the Board approved option grants to purchase 25,000 shares of the Company's common stock to each of the Company's non-employee directors, Dr. Biehl, Mr. Taylor and Mr. Wallace pursuant to the Company's 2010 Stock Incentive Plan.  The exercise price of the options is equal to the fair market value of the Company's common stock on the date of grant ($.32 per share). The options are immediately vested and the options are exercisable for a period of ten years after the grant date.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of January 23, 2012 by (i) each named executive officer, (ii) each director, (iii) all of our named executive officers and directors as a group and (iv) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.  Unless otherwise specified, we believe that all persons listed in the table possess sole voting and investment power with respect to all shares of the Company’s common stock that are beneficially owned by them. As of January 23, 2012, we had 17,131,998 shares of common stock issued and outstanding, 5,554 shares of Series A Preferred Stock and 215,000 shares of Series C Preferred Stock.

Holders of the Company's common stock, Series A Preferred Stock and Series C Preferred Stock vote together as a single class on all matters, unless otherwise specified in the Florida Business Corporation Act. Each share of common stock and Series A preferred stock has 1 vote per share and each share of Series C Preferred Stock has 100 votes per share. Each share of Series A Preferred Stock may be exchanged at any time for nineteen (19) shares of the Company’s common stock.  The Series C Preferred Stock is not convertible into shares of the Company's common stock.

	% Total Voting Power
	Common Stock			Series C Preferred
Name of Beneficial Owner	Shares		%	Shares	%	% Total Voting Power
Anthony Nicolosi	1,428,950	(1)	7.89	75,000	34.89	21.31
Brian Neill	1,200,000	(1)	6.63	70,000	32.56	19.57
Albert Biehl	30,000	(2)	*	--	--	*
Robert B. Taylor	27,500	(2)	*	--	--	*
Jeffrey Rosenfeld	1, 065,000	(1)	5.89	70,000	32.56	19.25
James Wallace	30,000	(2)		--	--	*
TOTAL	3,781,450	(3)	20.41	215,000	100	60.13
_______
* Less than 1%

(1)	Includes immediately exercisable options to purchase 1,000,000 shares of the Company's common stock.
(2)	Includes immediately exercisable options to purchase 25,000 shares of the Company's common stock.
(3)	Includes immediately exercisable options to purchase 3,075,000 shares of the Company's common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During 2011 and 2010,  there has not been nor is there currently proposed any transaction or series of similar transactions to which the Company was or will be a party in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company's total assets at year-end for the last two completed fiscal years; and in which any director, executive officer, or shareholder owning more than 5% of our common stock, or any member of their immediate family had or will have a direct or indirect material interest.

For information regarding the independence of our directors, please see Item10. Directors, Executive Officers and Corporate Governance – Independence, Board Committees and Audit Committee.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

DYM served as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2010.  On June 30, 2011, the Company's Board of Director appointed GT to serve as the Company's independent registered public accounting firm for the fiscal year ended December 31, 2011.  At the same meeting, the Board approved the dismissal of DYM as the Company's independent registered public accounting firm.

The following table sets forth the aggregate fees and expenses paid to DYM for the fiscal year ended December 31, 2010 and the for the interim period through June 30, 2011 and to GT for the fiscal year ended December 31, 2011.

Fees Paid to DYM			Fees Paid to GT
Fee Category	Fiscal 2010	Six Months ended June 30, 2011	Fee Category	Fiscal 2011
Audit Fees	$65,522	$62,117	Audit Fees	$143,100
Tax Fees	$18,449	$0	Tax Fees	$0
All Other Fees	$149,215	$0	All Other Fees	$0
Total Fees	$233,186	$62,117	Total Fees	$143,100

Audit Fees.  Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in the quarterly reports and services that are normally provided by the Company's independent registered public accounting firm in connection with statutory and regulatory filings or engagement and attest services, except those not required by statute or regulation.

Tax Fees.  Consists of tax compliance/preparation and other tax services.

All Other Fees. Consists of fees for all other services other than those reported above. The fees above represent primarily audit services for an acquisition candidate.

The Board has considered the nature and amount of the fees billed by DYM and GT, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining DYM and GT's independence.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Board's policy is to pre-approve all audit and permissible non-audit services provided by the independent public accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  Management and the independent public accounting firm is required to periodically report to the Board regarding the extent of services provided by the independent public accountants in accordance with this pre-approval, and the fees for the services performed to date. The Board may also pre-approve particular services on a case by case basis. The Board approved one hundred percent (100%) of all such professional services provided by DYM and GT during fiscal 2011 and 2011, respectively.

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

3.1.8
Amendment to the Articles of Incorporation of Medical Connections Holdings, Inc. filed with the Florida Secretary of State on June 30, 2010 (Incorporated by reference to Exhibit 2.1 in the Company's Quarterly Report on Form 10-Q filed with the SEC on August 11, 2010)

3.1.9
Articles of Amendment to the Articles of Incorporation of Medical Connections Holdings, Inc.  filed with the Florida Secretary of State, effective as of June 20, 2011 (included as Exhibit 3.1 to the Company's  10-Q for the quarter ended June 30, 2011 filed with the SEC on August 12, 2011).

3.1.10.
Articles of Amendment to the Articles of Incorporation of Medical Connections Holdings, Inc.  filed with the Florida Secretary of State, effective as of June 30, 2011  (included as Exhibit 3.2 to the Company's  10-Q for the quarter ended June 30, 2011 filed with the SEC on August 12, 2011).

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

MEDICAL CONNECTIONS HOLDINGS, INC.

March 30, 2012	By:	/s/ Jeffrey S. Rosenfeld
Jeffrey S. Rosenfeld
Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Rosenfeld	Chief Executive Officer and Director	March 30, 2012
Jeffrey Rosenfeld	(Principal Executive Officer)

/s/ Anthony Nicolosi	President and Director	March 30, 2012
Anthony Nicolosi

/s/ Brian Neill	Chief Financial Officer	March 30, 2012
Brian Neill	(Principal Financial/Accounting Officer)

/s/ Dr. Albert Biehl	Director	March 30, 2012
Dr. Albert Biehl

/s/ Robert B. Taylor	Director	March 30, 2012
Robert B. Taylor

/s/ James Wallace	Director	March 30, 2012
James Wallace

Report of Independent Registered Public Accounting Firm

Board of Directors
Medical Connections Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Medical Connections Holdings, Inc. and subsidiary as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Connections Holdings, Inc. and subsidiary as of December 31, 2011, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has sustained recurring operating losses. These factors, among others, as discussed in Note 3 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Fort Lauderdale, Florida
March 30, 2012

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
—————————
*regulated by the State of Florida

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Medical Connections Holdings, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Medical Connections Holdings, Inc. and Subsidiary (the "Company"), a Florida corporation, as of December 31, 2010 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Connection Holdings, Inc. and Subsidiary at December 31, 2010 and the results of their consolidated operations and their consolidated cash flows for the year ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

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

DYM
MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS:  MANAGEMENT CONSULTING SERVICES DIVISION; SEC PRACTICE SECTION;
PRIVATE COMPANIES PRACTICE SECTION; TAX DIVISION ● FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ● INSTITUTE OF BUSINESS APPRAISERS

MEDICAL CONNECTIONS HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

	December 31,	December 31,
	2011	2010
ASSETS

Cash & cash equivalents	$208,169	$1,698,030
Accounts receivable, net	808,896	1,352,506
Prepaid expenses	2,996	2,996
Total current assets	1,020,061	3,053,532

Property and equipment	839,767	919,763
Less: accumulated depreciation	312,326	313,772
	527,441	605,991

Security deposit	200,000	200,000
Intangible asset, net of accumulated amortization of $271,481 and $142,500,	-	128,981
respectively

Total assets	$1,747,502	$3,988,504

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$418,870	$324,824
Accrued expenses	232,939	174,802
Total current liabilities	651,809	499,626

Deferred rent	26,945	-

Total liabilities	678,754	499,626

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, Class A, $.001 par value; 100,000 shares
authorized, 5,554 issued and outstanding	5	5
Preferred stock, Class B, $.001 par value; 50,000 shares
authorized, -0- and 50,000 issued and outstanding, respectively	-	50
Preferred stock, Class C, $.001 par value; 215,000 shares
authorized, 215,000 and 120,000 issued and outstanding, respectively	215	120
Common stock, $.001 par value, 20,000,000 shares authorized,
17, 131,998 and 11,150,396 issued and outstanding, respectively	17,132	11,150
Additional paid-in capital	46,094,366	44,805,613
Accumulated deficit	(45,042,970)	(41,328,060)
Total stockholders' equity	1,068,748	3,488,878

Total liabilities and stockholders' equity	$1,747,502	$3,988,504
See the accompanying notes to the consolidated financial statements

MEDICAL CONNECTIONS HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

Revenue
Permanent Placement	$593,119	$1,002,649
Contract Travel	6,057,909	6,802,874
	6,651,028	7,805,523

Direct costs of revenue
Direct costs -permanent placement	500	7,500
Direct costs -contract travel	4,859,140	5,869,477
	4,859,640	5,876,977

Advertising and marketing expenses	245,781	294,373
Recruiting - salaries and costs	1,461,469	1,632,131
Professional and consulting fees	924,902	766,766
General and administrative expenses	2,517,651	3,406,108

Total expenses	10,009,443	11,976,355

Loss from operations	(3,358,415)	(4,170,832)

Other expenses, net	356,495	3,612,852

Loss before income taxes	(3,714,910)	(7,783,684)

Income taxes	-	-

Net loss	$(3,714,910)	$(7,783,684)

Net loss per common share - basic and diluted	$(0.29)	$(1.03)

Weighted average common shares outstanding
- basic and diluted	12,880,623	7,556,024

See the accompanying notes to the consolidated financial statements

Medical Connections, Holdings, Inc. and Subsidiary Consolidated Statements of Stockholders' Equity For the Years Ended December 31, 2011 and 2010
									Additional
	Preferred Stock "A"		Preferred Stock "B"		Preferred Stock "C"		Common Stock		Paid - In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total

Balance January 1, 2009	8,522	$8	100,000	$100	46,000	$46	5,237,880	$5,236	$35,814,535	$(33,544,376)	$2,275,551

Common stock issued
for cash	-	-	-	-	-	-	5,488,474	5,489	8,434,486	-	8,439,974

Warrants issued	-	-	-	-	-	-	-	-	162,862	-	162,862

Redemption of
for Preferred Stock "B"	-	-	(50,000)	(50)	-	-	-	-	50	-	-

Common stock issued
for Preferred Stock "A"	(2,968)	(3)	-	-	-	-	56,542	57	(54)	-	-

Issuance of
Preferred Stock "C"	-	-	-	-	74,000	74	-	-	(74)	-	-

Common stock issued
for compensation	-	-	-	-	-	-	367,500	368	393,808	-	394,175

Net loss	-	-	-	-	-	-	-	-	-	(7,783,684)	(7,783,684)

Balance December 31, 2010	5,554	5	50,000	50	120,000	120	11,150,396	11,150	44,805,613	(41,328,060)	3,488,878

Common stock issued
for cash	-	-	-	-	-	-	5,881,602	5,882	1,263,898	-	1,269,780

Retirement of
Preferred Stock "B"	-	-	(50,000)	(50)	-	-	-	-	50	-	-

Issuance of
Preferred Stock "C"	-	-	-	-	95,000	95	-	-	(95)	-	-

Common stock issued
for compensation	-	-	-	-	-	-	100,000	100	24,900	-	25,000

Net loss	-	-	-	-	-	-	-	-	-	(3,714,910)	(3,714,910)

Balance December 31, 2011	5,554	5	-	-	215,000	215	17,131,998	17,132	46,094,366	(45,042,970)	1,068,748

See the accompanying notes to the consolidated financial statements

MEDICAL CONNECTIONS HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

Cash flow from operating activities
Net loss	$(3,714,910)	$(7,783,684)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization	249,064	160,297
Common stock issued for compensation	25,000	394,175
Provision (recovery) for bad debt	(34,400)	15,850
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable	578,010	(563,974)
Security deposit	-	6,644
Prepaid expenses	-	95,519
Accounts payable and accrued expenses	152,183	285,336
Deferred rent	26,945	-

Net cash used in operating activities	(2,718,108)	(7,389,837)

Cash flow from investing activities
Acquisition of property and equipment	(41,533)	(532,810)

Net cash used in investing activities	(41,533)	(532,810)

Cash flow from financing activities
Proceeds from issuance of common stock	1,269,780	8,602,834

Net cash provided by financing activities	1,269,780	8,602,834

Net (decrease) increase in cash and cash equivalents	(1,489,861)	680,187

Cash and cash equivalents at beginning of period	1,698,030	1,017,843

Cash and cash equivalents at end of period	$208,169	$1,698,030

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

See the accompanying notes to the consolidated financial statements

Medical Connections Holding, Inc and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2011

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Medical Connections Holdings, Inc. and its wholly-owned subsidiary (the "Company") is a healthcare staffing company which provides staffing services for allied professionals and nurses to its clients on a national basis.  The Company provides recruiting and staffing services for permanent and temporary positions, with an option for the clients and candidates to choose the most beneficial working arrangements.

The Company operates under a holding company structure and has one wholly-owned operating subsidiary, Medical Connections, Inc., a Florida corporation ("Medical Connections").

On June 20, 2011, the Company effectuated a 1-for-10 reverse stock split.  All share and per share data for all periods contained herein have been revised to give retroactive effect to the reverse stock split.

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

ALLOWANCES FOR DOUBTFUL ACCOUNTS / SALES ALLOWANCE

Accounts are written off against the allowance when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. Estimated allowances for doubtful accounts ($50,000 as of December 31, 2011 and 2010, respectively) are determined to reduce the Company's receivables to their carrying value, which approximates fair value. Estimated allowances for sales “falloffs” ($10,000 and $60,000 as of December 31, 2011 and 2010, respectively) provide for that portion of permanent placement revenue that may be discounted after a reasonable period of time. All allowances are estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. A summary of the allowance of doubtful accounts is as follows:

Balance January 1, 2010	$110,000

Additions:
Bad debt expense	15,850
Sales allowance	174,670

Deductions:
Write offs	(190,520)

Balance December 31, 2010	$110,000

Additions:
Bad debt expense (recovery)	(34,400)
Sales allowance	185,377

Deductions:
Write offs	(200,977)

Balance December 31, 2011	$60,000

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, three to seven years.  Leasehold improvements are amortized over their estimated useful life or the remaining life of the lease, whichever is shorter.

Reviews are regularly performed to determine whether facts and circumstances exist that indicate the carrying amount of assets may not be recoverable or the useful life is shorter than originally estimated. When a triggering event occurs that could warrant an impairment, the Company assesses the recoverability of its equipment by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives. When equipment is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations.  The Company completed its impairment analysis for the years ended December 31, 2011 and 2010, and determined that no adjustment to the carrying value of property and equipment was required. However, due to the Company’s history of losses, an impairment charge may be required in the future.

INTANGIBLE ASSETS

Intangible assets that have indefinite lives are not amortized but rather are tested at least annually for impairment. The Company assesses impairment by comparing the fair value of an intangible asset with its carrying value. The determination of fair value involves significant management judgment. Impairments are expensed when incurred.

Intangible assets that have finite useful lives continue to be amortized over their estimated useful lives, generally three years.

ADVERTISING

The Company's policy is to expense the costs of advertising and marketing as they are incurred. Advertising expense for the years ended December 31, 2011 and 2010 was $245,781 and $294,373, respectively.

INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes.  Under this standard, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which it operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740.

ASC 740-10 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

EARNINGS (LOSS) PER SHARE OF COMMON STOCK

Income (Loss) per share: Basic net loss per share excludes dilution and is computed by dividing the loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the loss of the Company. Diluted loss per share is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the years ended December 31, 2011 and 2010.

REVENUE RECOGNITION

The Company records its transactions under the accrual method of accounting whereby revenue is recognized when the services are rendered and collection is reasonably assured. The Company recognizes revenue from permanent placement services when employment commences.   Adjustments to the fee for these services occur if the candidate’s performance is not satisfactory requiring the Company to find a replacement candidate.  Contract appointments includes contracts for what is commonly known as “travel positions,” which are for allied health professionals, nurses or physicians who are willing to take temporary assignments outside their home region. Under this arrangement, we are the employer of record for the healthcare professional. The healthcare facility remits a fee to us that includes all employment overhead, as well as a surcharge for the service. The revenue from this activity is earned from the bill rate for the service which is invoiced and recognized off of weekly time cards.

The Company considers the different services described above to aggregate into one line of business. Temporary staffing services represented approximately 91.1% and 87.2%, respectively, of the Company’s consolidated revenue while permanent placements represented approximately 8.9% and approximately 12.8%, for the years ended December 31, 2011 and 2010, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

RECLASSIFICATIONS

Certain amounts in 2010 were reclassified to conform to the 2011 presentation. These reclassifications had no effect on net loss for the years presented.

NOTE 3- GOING CONCERN

The accompanying consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The Company has sustained recurring operating losses, has had to rely on capital raising activities to meet operating cash needs and has insufficient recurring revenues to sustain its operations or  to fund expenses at this time.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

In order to address the need to satisfy its continuing obligations and realize its long term strategy, management’s plans include continuing to fund Company operations through the sale of common stock or other securities, such as preferred stock or debt, and seeking financing from third party lenders.  The Company will also continue to implement cost-saving initiatives which were started in 2011.

While the Company presently does not have a line of credit or other financing arrangement, it will continue to seek possible financing from other sources.

There can be no assurance that the above actions will be successful, new financing will be available or that the Company will obtain any such financing on terms suitable to the Company.

NOTE 4- PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2011 and 2010:

	2011	2010

Leasehold Improvements	$240,816	$240,816
Office furniture and equipment	598,951	678,947

	839,767	919,763

Less: Accumulated depreciation	(312,326)	(313,772)
	$527,441	$605,991

Depreciation expense for the years ended December 31, 2011 and 2010 was $120,083   and $124,792, respectively.

NOTE 5 – ACCRUED EXPENSES

As of December 31, 2011, accrued expenses included $75,625 in accrued labor costs, $72,422 in accrued payroll expense, $63,500 in accrued professional fees, and $21,392 of other accrued expenses.  As of December 31, 2010, accrued expenses included $80,702 in accrued labor costs, $75,000 in accrued professional fees, and $19,100 in other accrued expenses.

NOTE 6 - STOCKHOLDERS' EQUITY

Effective as of June 20, 2011, the Company effectuated a 1-for-10 reverse stock split.  All shares and per share data for all periods presented have been revised to give retroactive effect to the reverse stock split.

SERIES A PREFERRED STOCK

As of December 31, 2011, the Company had 100,000 shares of Series A Preferred Stock authorized, $0.001 par value per share, and 5,554 shares were issued and outstanding.   Each holder of the Series A Preferred Stock may convert each share of Preferred Stock into nineteen shares (the “Conversion Ratio”) of the Company’s Common Stock at any time. The Conversion Ratio is subject to adjustment in the event of any recapitalization or reorganization. Until such shares of Series A Preferred Shares are exchanged for shares of the Company’s Common Stock, each holder of a Series A Preferred Share shall be entitled to one vote per share on all matters which are brought to a vote by the Company's shareholders.   Holders of the Series A Preferred Stock have no other rights or preferences. As of December 31, 2011, a total of 47,726 shares of Series A Preferred Stock have been converted into 906,794 shares of our Common Stock.

SERIES B PREFERRED STOCK

As of December 31, 2011, the Company has 50,000 shares of Series B Preferred Stock authorized, $0.001 par value per share, and no shares issued and outstanding.  The par value per share of Series B Preferred Stock is $0.001.  Each share of Series B Preferred Stock has 10 votes per share and the Series B Preferred Stock is not convertible into shares of the Company's Common Stock.

SERIES C PREFERRED STOCK

As of December 31, 2011, the Company has 215,000 shares of Series C Preferred Stock authorized, $0.001 par value per share, and 215,000 shares issued and outstanding.  Each share of Series C Preferred Stock has 100 votes per share and will vote together with holders of the Company's Common Stock and Series A and B Preferred Stock as a single class on all matters presented to the Company's stockholders at an annual or special meeting (or pursuant to written consent), except with respect to the matters relating to the election of directors.  The holders of a majority of shares of the Company's Series C Preferred Stock have the right to appoint a majority of the directors serving on the Company's Board. The Series C Preferred Stock does not have any dividend or liquidation preferences and is not convertible into shares of the Company’s Common Stock.

COMMON STOCK

As of December 31, 2011, the Company has 20,000,000 shares of common stock authorized, $0.001 par value per share, and 17,131,998 issued and outstanding.

WARRANTS AND OTHER EQUITY TRANSACTIONS

During 2011, the Company did not issue any warrants to purchase shares of the Company's Common Stock. During 2010, the Company issued 243,900 warrants to purchase shares of the Company’s common stock at an exercise price of $0.10 per share in a private placement offering.

During 2011, the Company issued 100,000 shares of its common stock for services rendered, at $ 0.25 per share fair market value, for a total cost of $25,000. The purchase price of $0.25 per share of common stock in the private placement offering utilized at that time was used as a basis for determining fair market value. During 2010, the Company issued 367,500 shares of its common stock for services rendered, at $1.07 per share fair market value, for a total cost of $394,175.

During 2011, the Company did not convert any shares of its preferred stock A. During 2010, the Company converted 2,968 shares of its preferred stock A into 56,542 shares of its common stock pursuant to a Preferred Stock Agreement.

During 2011, 50,000 shares of Series B Preferred Stock was relinquished and replaced with 5,000 shares of Series C Preferred Stock. Also, 90,000 shares of Series C Preferred Stock were issued during the year to management for services rendered to the Company. The Company determined that the fair value of the shares of Series C Preferred Stock was insignificant.

During 2011, the Company sold 5,881,602 shares of its common stock for total net proceeds of $1,269,780 in a private placement offering. During 2010, the Company sold 5,488,474 shares of its common stock for total net proceeds of $8,439,974 in a private placement offering.

From January 1, 2012 through February 28, 2012, the Company sold 3,536,666 shares of its common stock for total net proceeds of $532,500 in a private placement offering.

NOTE 7 – STOCK-BASED COMPENSATION, OPTIONS AND WARRANTS

STOCK-BASED COMPENSATION

At December 31, 2011, the Company had a stock -based compensation plan, its 2010 Stock Incentive and Compensation Plan, which reserved 1 million shares for issuance. The Plan provides for the grant of options, restricted stock, stock appreciation rights, performance shares and performance units to our employees, consultants and non-employee directors. The Company measures the grant date fair value of its awards using an option pricing model.  The related fair value is then amortized over the vesting period of the equity instruments.

STOCK OPTIONS

There were no stock options outstanding and exercisable at December 31, 2011 and 2010.

WARRANTS

In connection with various equity financings that the Company has secured, the Company has outstanding warrants to purchase a total of 243,900 shares of common stock as of December 31, 2011 and 2010.

No. of Warrants	Grant Date	Exercise Price	Expiration Date

243,900	2010	$0.10	2012

In 2011, warrants to purchase 278,014 shares of common stock at a weighted average exercise price of $7.71 expired.

NOTE 8 - PROVISION FOR INCOME TAXES

The Company reported no tax expense or benefit for the years ended December 31, 2011 and 2010 due to the net operating losses incurred during those periods and a valuation allowance established against 100% of the Company’s net deferred tax assets. At December 31, 2011 and 2010, deferred tax assets (liabilities) consisted primarily of the following:

	2011	2010

Allowance for doubtful accounts	$23,000	$37,000

Net operating loss carryforward	14,851,000	11,714,000

Stock compensation	289,000	289,000

Depreciation	(80,000)	(73,000)

Acquisition costs	0	308,000

Other	47,000	55,000

Valuation allowance	$(15,130,000)	$(12,330,000)
	-	-

As of December 31, 2011, the Company had net operating loss carryforwards of approximately $39,465,000 available to offset future federal and applicable state taxable income which expire at various times through 2031. The utilization of the net operating loss carryforwards may be subject to the Internal Revenue Code Section 382 limitation related to ownership changes. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in the future period. The valuation allowance increased $2,800,000 in 2011.

Management has assessed the realization of the net deferred tax assets and has determined that it is more likely than not that the  Company’s deferred tax assets for its  net operating loss carry forwards will not be realized. Due to the uncertainty of their realization, a valuation allowance of 100% continues to be provided against those net operating loss carry forwards.

The difference between the Company’s statutory rate of 34% and its effective tax rate of 0% is the valuation allowance in 2011 and 2010.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than–not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of December 31, 2011 and 2010, the Company had no uncertain tax positions.

The Company is subject to income taxes in the U.S. federal jurisdiction and a number of state jurisdictions, including the state of Florida. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for the years before 2008. The Company records income tax related interest and penalties as income tax expense.

NOTE 9 – RETIREMENT PLAN

The Company maintains a 401 (k) defined contribution plan which covers its eligible employees as defined by the plan.  The Company may elect to make discretionary contributions to the plan in an amount equal to 3.5% of the employee’s contributions, which cannot exceed 80% of the employee’s compensation.  The Company contributed $46,205 and $51,844, which is included in general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2011 and 2010, respectively.

NOTE 10- OPERATING LEASES

The Company's corporate headquarters are located at 4800 T-Rex Avenue, Suite 310, Boca Raton, Florida 33431.  We operate Medical Connections, Inc. from this office.   The Company leases approximately 10,000 square feet of space with a monthly base rent expense of $14,245. Additionally, operating expenses and taxes payable to the lessor are approximately $7,400 per month.  The Company's current lease expires on May 15, 2016.

The lease required a $200,000 security deposit which acts as guarantee for performance under the terms of the lease. In the event of no future defaults, the security deposit of $200,000 shall be reduced by $50,000 after expiration of each of the third, fourth, and fifth lease year, with $50,000 remaining as security until lease termination. Under the lease, the monthly base rent began at $13,830 and will increase by 3% each year. We are required to pay property taxes, utilities, insurance and other costs relating to the leased facilities. The Company recognizes rent expense on a straight-line basis over the estimated term of the lease which has resulted in the recognition of deferred rent on the balance sheet. Rent expense for the years ended December 31, 2011 and 2010 was $402,694 and $303,006, respectively.

The following is a schedule, by years, of future minimum rental payments required under this operating lease that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2011:

For the periods ended:	Amount Estimated
2012	$179,365
2013	184,746
2014	190,288
2015	195,997
2016	74,310
Total minimum payments required:	$824,706

NOTE 11 - CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk pertain primarily to trade accounts receivable which risks are limited due to the large number of customers and their dispersion across a number of geographic areas. However, essentially all trade receivables are concentrated in the hospital and healthcare sectors in the United States and, accordingly, the Company is exposed to their respective business and economic variables. Although the Company does not currently foresee a concentrated credit risk associated with these receivables, repayment is dependent upon the financial stability of these industry sectors.

The Company’s contract terms typically require payment between 30 to 60 days from the date services are provided and are considered past due based on the particular negotiated contract terms.  The Company does not generally require collateral.

The Company has attempted to minimize this risk by monitoring customers’ credit and payment activities.

The Company had one customer that represented 12.3 % of total revenue in 2011 and 17.8% of total accounts receivable as of December 31, 2011. The Company had one customer that represented 7.6% of total revenue in 2010 and 11.1 % of total accounts receivable as of December 31, 2010.

During the year ended December 31, 2011, the Company maintained accounts with a single financial institution. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"), all noninterest-bearing transaction accounts are provided with unlimited insurance coverage. Therefore, the Company has no risk exposure during the term of the Dodd-Frank Act, which currently is set to expire December 31, 2012. In order to minimize its exposure, the Company conducts its business with what it believes to be a well-capitalized bank in the United States.

NOTE 12 - OTHER EXPENSES

Other expenses represent costs related to investor relations fees, acquisition-related expenses and investment banker fees for deals that were not consummated.  The 2010 expenses included $411,573 of costs related to an acquisition that was not consummated.  All payroll costs and other fees for services were expensed as incurred.  During the years ended December 31, 2011 and 2010, $240,850 and approximately $1.9 million, respectively, of these fees for services were paid to employees and entities controlled by these employees.

NOTE 13 - CONTINGENCIES

Legal Proceedings:

On March 23, 2011, the Company was served with a complaint filed by Nightingale Nurses, LLC ("Nightingale") in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida (the "Litigation'") that alleged that the Company breached the terms of a mutual confidentiality agreement between the Company and Nightingale, including certain confidentiality and non-solicitation provisions. Nightingale also alleged that the Company hired four former employees of Nightingale in violation of loyalty pledges that the employees signed with Nightingale. The Company denied all material allegations alleged in the Litigation and denied any wrongdoing and liability of any kind. However, in an effort to avoid the expense, inconvenience, distraction and uncertainty of litigation, on May 24, 2011, the Company and Nightingale entered into a settlement agreement ("Settlement Agreement") that settled all claims each party had against the other party in the Litigation and the dismissal of the Litigation with prejudice. Each party paid their own legal fees relating to the Litigation and the Company made a settlement payment in the amount of $101,000. This expense is included as a component of general and administrative expenses in the Statement of Operations for the year ended December 31, 2011. Pursuant to the terms of the Settlement Agreement, the Company and Nightingale each granted the other party a full release of all claims that were or could have been brought against the other party in the Litigation. Nightingale also gave full releases to the four former employees of Nightingale who were alleged to have violated their loyalty pledges.

In December 2010, the Company and Anthony Nicolosi, the Company’s President, were served with a Cease and Desist Order (the "Order"), with a Notice of Right To Hearing, from the Alabama Securities Commission styled "In the Matter of Medical Connections Holdings, Inc., Anthony Nicolosi," (Adm. Order No. CD-2010-0062). The Order requires the cessation of offering or selling securities into, within or from the State of Alabama during the pendency of the Order. The Cease and Desist Order alleges that Mr. Nicolosi omitted material facts in the sale of a security to a single Alabama investor and violated the agent registration requirements in Alabama. The Company made a rescission offer to the Alabama investor which included information that the Alabama Securities Commission alleged should have been disclosed to the investor relating to the name change of Mr. Nicolosi and his regulatory history concerning a disciplinary proceeding instituted by the Financial Industry Regulatory Authority (“FINRA”) in which he agreed to a bar from association with any FINRA member in any capacity, and settled by means of an Acceptance Waiver and Consent. The Alabama investor rejected the rescission offer. The Company had an informal meeting with the Alabama Securities Commission in March 2011 in the process of attempting to resolve the matter. Discussions are still in progress in an attempt to resolve the matter. There has been no adjudication as to the truth of the allegations upon which the Order was based.

The Company and certain of its subsidiaries are subject to various other pending or threatened legal proceedings arising out of the normal course of business or operations. In view of the inherent difficulty of predicting the outcome of such matters, the Company cannot state what the eventual outcome of these matters will be. However, based on current knowledge management believes that the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

NOTE 14 – SUBSEQUENT EVENTS

On January 10, 2012, the Company entered into amended and restated employment agreements with certain key executives.  The agreements are for three-year terms, which are subject to an automatic one-year renewal provision after the initial three year term expires, unless the other party gives at least 120 days notice prior to the date of automatic renewal. The terms of the agreements stipulate minimum annual base salaries which are subject to annual review by the Company’s Board of Directors.  Additionally, each executive is eligible to receive discretionary bonuses of up to 33% of base salary and an annual stock grant of at least one million shares of the Company’s common stock. Further, each executive is eligible to participate in the benefit plans available to our senior executives.  If an executive’s employment is terminated by either party for cause, that executive will receive a lump sum severance payment equal to one year’s annual salary and any accrued but unpaid bonuses upon termination of employment. If the executive is terminated after a change of control of the Company, as defined, without cause or if the executive terminates for good reason, then that executive will be entitled to receive one year’s annual salary and any accrued but unpaid bonuses in a lump sum payment. Additionally, on January 10, 2012, the disinterested members of the Board approved option grants to purchase 1,000,000 shares of the Company's common stock to each of the Company's executive officers. The exercise price of the options is equal to the fair market value of the Company's common stock on the date of grant ($.32 per share). The options are immediately vested and the options are exercisable for a period of ten years after the grant date.

On February 7, 2012, the Company filed a definitive information statement with the SEC in which  stockholders owning more than a majority of the Company's  issued and outstanding voting stock, approved, by written consent dated  February 5, 2012,  (i) an amendment to the Company's Articles of Incorporation to increase its authorized capital stock to 100 million shares of common stock and 10 million shares of preferred stock and (ii) an amendment to the Company's 2010 Stock Incentive and Compensation Plan (2010 Plan) to increase the number of shares reserved under the 2010 Plan which was filed with the Florida Secretary of State on March 16, 2012, to 10 million shares of common stock.