Form 10-Q
period 2012-03-31
MEDICAL CONNECTIONS HOLDINGS, INC.
filed 2012-05-15
CIK 1140303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

 22,811,676 shares of Common Stock, $.001 par value as of May 1, 2012

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICAL CONNECTIONS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

	March 31,	December 31,
	2012	2011
ASSETS

Cash & cash equivalents	$262,645	$208,169
Accounts receivable, net	845,651	808,896
Prepaid expenses	1,997	2,996
Total current assets	1,110,293	1,020,061

Property and equipment	847,843	839,767
Less: accumulated depreciation	340,770	312,326
	507,073	527,441

Security deposit	200,000	200,000

Total assets	$1,817,366	$1,747,502

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$336,685	$418,870
Accrued expenses	122,120	232,939
Secured financing	442,213	—
Total current liabilities	901,018	651,809

Deferred rent	28,514	26,945

Total liabilities	929,532	678,754

Commitments and contigencies	—	—

Stockholders’ equity
Preferred stock 10,000,000 - authorized, $.001 par value per share
Class A, $.001 par value; 100,000 shares authorized, 5,554 issued and outstanding	5	5
Class B, $.001 par value; 50,000 shares authorized, no shares issued and outstanding	—	—
Class C, $.001 par value; 215,000 shares authorized, 215,000 issued and outstanding	215	215
Common stock, $.001 par value, 100,000,000 shares authorized, 22,460,006 and 17,131,998 issued and outstanding, respectively	22,460	17,132
Additional paid-in capital	47,353,652	46,094,366
Accumulated deficit	(46,488,498)	(45,042,970)
Total stockholders’ equity	887,834	1,068,748

Total liabilities and stockholders’ equity	$1,817,366	$1,747,502

See the accompanying notes to the condensed consolidated financial statements

MEDICAL CONNECTIONS HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	2012	2011

Revenue:
Permanent placement	$175,331	$143,961
Contract appointments	1,487,990	1,886,678
	1,663,321	2,030,639

Direct costs of revenue:
Permanent placement	500	500
Contract appointments	1,187,241	1,557,807
	1,187,741	1,558,307

Advertising and marketing expenses	108,707	47,111
Recruiting - salaries and costs	437,541	369,790
Professional and consulting fees	107,914	178,258
General and administrative expenses	1,105,109	629,219

Total operating expenses	1,759,271	1,224,378

Loss from operations	(1,283,691)	(752,046)

Other expenses, net	161,838	115,377

Loss before income taxes	(1,445,529)	(867,423)

Income taxes	—	—

Net loss	$(1,445,529)	$(867,423)

Net loss per common share - basic and diluted	$(0.07)	$(0.08)

Weighted average common shares outstanding - basic and diluted	19,418,331	11,170,323

See the accompanying notes to the condensed consolidated financial statements

MEDICAL CONNECTIONS HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	2012	2011

Cash flow from operating activities
Net loss	$(1,445,529)	$(867,423)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization	28,444	51,540
Stock options issued for compensation	459,665	—
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable	(36,755)	73,801
Prepaid expenses	999	999
Accounts payable and accrued expenses	(193,004)	38,413
Deferred rent	1,569	—

Net cash used in operating activities	(1,184,611)	(702,670)

Cash flow from investing activities
Acquisition of property and equipment	(8,076)	(2,689)

Net cash used in investing activities	(8,076)	(2,689)

Cash flow from financing activities
Proceeds from issuance of common stock and warrant exercise	804,950	136,780
Proceeds from secured financing	442,213	—

Net cash provided by financing activities	1,247,163	136,780

Net increase (decrease) in cash and cash equivalents	54,476	(568,579)

Cash and cash equivalents at beginning of period	208,169	1,698,030

Cash and cash equivalents at end of period	$262,645	$1,129,451

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

See the accompanying notes to the condensed consolidated financial statements

Medical Connections Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2012

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Medical Connections Holdings, Inc. and its wholly-owned subsidiary (the “Company,” “we” or “us”) is a healthcare staffing company which provides staffing services for allied professionals and nurses to our clients on a national basis.  We provide recruiting and staffing services for permanent and temporary positions, with an option for the clients and candidates to choose the most beneficial working arrangements.

The Company operates under a holding company structure and has one direct wholly-owned operating subsidiary, Medical Connections, Inc., a Florida corporation (“Medical Connections”) which was formed in 2002.

On June 20, 2011, the Company effectuated a 1-for-10 reverse stock split. All share and per share data for all periods presented have been revised to give retroactive effect to the reverse stock split.

In our opinion, the unaudited accompanying condensed consolidated balance sheets and unaudited related condensed consolidated interim statements of operations and cash flows include the adjustments (consisting of normal and recurring items) necessary for their fair presentation in conformity with United States generally accepted accounting principles (“GAAP”) and represent our accounts after the elimination of inter-company transactions. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2011 Form 10-K which was filed with the Securities and Exchange Commission on March 30, 2012. Interim results are not necessarily indicative of expected results for a full year or for any interim periods in the future.

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

ALLOWANCES FOR DOUBTFUL ACCOUNTS / SALES ALLOWANCE

Accounts are written off against the allowance when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. Estimated allowances for doubtful accounts ($50,000 as of March 31, 2012 and December 31, 2011, respectively) are determined to reduce the Company’s receivables to their carrying value, which approximates fair value. Estimated allowances for sales “falloffs” ($10,000 as of March 31, 2012 and December 31, 2011, respectively) provide for that portion of permanent placement revenue that may be discounted after a reasonable period of time. All allowances are estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. A summary of the allowance of doubtful accounts is as follows:

Balance January 1, 2012	$60,000

Additions:

Bad debt expense	15,061
Sales allowance	6,000

Deductions:

Write offs	(21,061)

Balance March 31, 2012	$60,000

SECURED BORROWING

During the three month period ended March 31, 2012, the Company entered into a Factoring and Security Agreement with an unrelated party (the “Purchaser”) in which the Company receives advances on its Eligible Receivables, as defined in the Agreement.  The Company pays the Purchaser a service fee of 1.79% of advances outstanding less than 30 days and an additional fee of .67% for each additional ten-day period. The advances are repaid upon collection of the receivables.  The Purchaser has the ability to require the Company to repurchase certain of the receivables plus any unpaid fees. The Company accounts for these factoring transactions as secured borrowings. The maximum amount of funds available pursuant to the Factoring and Security Agreement is $2 million. The agreement has a one year term unless terminated prior thereto. As of March 31, 2012, the amount of secured borrowings is $442,213.

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

The Company recorded no income tax expense or benefit for the periods presented due to the net operating losses incurred during those periods and a valuation allowance established against 100% of the Company’s net deferred tax assets.

EARNINGS (LOSS) PER SHARE OF COMMON STOCK

Income (Loss) per share: Basic net loss per share excludes dilution and is computed by dividing the loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the loss of the Company. Diluted loss per share is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. No common stock equivalents were considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended March 31, 2012 and 2011.

Common Stock equivalents as of March 31, 2012 include stock options and warrants to purchase 3,085,000 and 243,900 shares, respectively, of common stock.

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

The Company considers the different services described above to aggregate into one line of business. Temporary staffing services represented approximately 89.5% and 92.9%, respectively, of the Company’s consolidated revenue while permanent placements represented approximately 10.5% and approximately 7.1%, respectively, for the three months ended March 31, 2012 and 2011, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and secured financing approximate fair value because of the immediate or short-term maturity of these financial instruments.

RECLASSIFICATIONS

Certain amounts in 2011 were reclassified to conform to the 2012 presentation. These reclassifications had no effect on net loss for the periods presented.

NOTE 3 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The Company has sustained recurring operating losses, has had to rely on capital raising activities to meet operating cash needs and has insufficient recurring revenues to sustain its operations or to fund expenses at this time.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

In order to address the need to satisfy its continuing obligations and realize its long-term strategy, management’s plans include continuing to fund Company operations through the sale of common stock or other securities, such as preferred stock or debt, and seeking financing from third party lenders.

While the Company presently does not have a line of credit, it will continue to seek possible financing from other sources.

There can be no assurance that the above actions will be successful, additional financing will be available or that the Company will obtain any such financing on terms suitable to the Company.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2012 and December 31, 2011:

	2012	2011

Leasehold Improvements	$240,816	$240,816
Office furniture and equipment	607,027	598,951
Total:	847,843	839,767
Less: Accumulated depreciation	(340,770)	(312,326)
	$507,073	$527,441

Depreciation expense for the three months ended March 31, 2012 and 2011 was $28,444 and $29,040, respectively.

NOTE 5 - STOCKHOLDERS’ EQUITY

Effective as of June 20, 2011, the Company effectuated a 1-for-10 reverse stock split. All shares and per share data for all periods presented have been revised to give retroactive effect to the reverse stock split.

On March 16, 2012, the Company filed an amendment to the Company’s Articles of Incorporation to increase its authorized capital stock to 100 million shares of common stock and 10 million shares for all classes of preferred stock.

SERIES A PREFERRED STOCK

As of March 31, 2012, the Company had 100,000 shares of Series A Preferred Stock authorized, $0.001 par value per share, and 5,554 shares were issued and outstanding.  Each holder of the Series A Preferred Stock may convert each share of Preferred Stock into nineteen shares (the “Conversion Ratio”) of the Company’s common stock at any time. The Conversion Ratio is subject to adjustment in the event of any recapitalization or reorganization.  Until such shares of Series A Preferred Shares are exchanged for shares of the Company’s common stock, each holder of a Series A Preferred Share shall be entitled to one vote per share on all matters which are brought to a vote by the Company’s shareholders.  Holders of the Series A Preferred Stock have no other rights or preferences. As of March 31, 2012, a total of 47,726 shares of Series A Preferred Stock have been converted into 906,794 shares of our Common Stock.

SERIES B PREFERRED STOCK

As of March 31, 2012, the Company has 50,000 shares of Series B Preferred Stock authorized, $0.001 par value per share, and no shares issued and outstanding. The par value per share of Series B Preferred Stock is $0.001. Each share of Series B Preferred Stock has 10 votes per share and the Series B Preferred Stock is not convertible into shares of the Company’s Common Stock.

SERIES C PREFERRED STOCK

As of March 31, 2012, the Company has 215,000 shares of Series C Preferred Stock authorized, $0.001 par value per share, and 215,000 shares issued and outstanding. Each share of Series C Preferred Stock has 100 votes per share and will vote together with holders of the Company’s Common Stock and Series A and B Preferred Stock as a single class on all matters presented to the Company’s stockholders at an annual or special meeting (or pursuant to written consent), except with respect to the matters relating to the election of directors.  The holders of a majority of shares of the Company’s Series C Preferred Stock have the right to appoint a majority of the directors serving on the Company’s Board. The Series C Preferred Stock does not have any dividend or liquidation preferences and is not convertible into shares of the Company’s Common Stock.

COMMON STOCK

As of March 31, 2012, the Company has 100,000,000 shares of common stock authorized, $0.001 par value per share, and 22,460,006 issued and outstanding.

WARRANTS AND OTHER EQUITY TRANSACTIONS

During the three months ended March 31, 2012, the Company did not issue any warrants to purchase shares of the Company’s Common Stock. During the three months ended March 31, 2012, the Company granted an aggregate of 3,085,000 options to its officers, directors and employees at an exercise price of $0.32 per share. The options are immediately vested and they are exerciseable for a period of ten years after the grant date. As a result of this issuance, the Company recorded compensation expense of $459,665 during the three months ended March 31, 2012. The weighted average grant date fair value of the options issued were $0.149 per share.

During the three months ended March 21, 2012, the Company sold 5,328,008 shares of its common stock for total net proceeds of $804,950 in a private placement offering. During the three months ended March 31, 2011, the Company sold 2,137,430 shares of its common stock for total proceeds of $136,780 in a private placement offering.

The fair value of the options was estimated using the Black-Sholes options pricing model. The following assumptions were used in valuing these options:

Risk Free Interest Rate	3%
Expected Term	5 years
Expected Volatility	50%
Expected Forfeiture Rate	0%
Expected Dividend Yield	0%

The expected volatility was based on the historical volatility of the Company’s common stock over the past five years. The Company has determined the expected holding periods by applying the simplified method which represents the average of the immediate vesting period and the ten year maturity period. The risk free interest rate is based on the US Treasury yield for the same period of the expected term at the time of the grant.

NOTE 6 – STOCK-BASED COMPENSATION

At March 31, 2012, the Company had a stock-based compensation plan, its 2010 Stock Incentive and Compensation Plan, which reserved 10 million shares for issuance. The Plan provides for the grant of options, restricted stock, stock appreciation rights, performance shares and performance units to our employees, consultants and non-employee directors. The Company measures the grant date fair value of its awards using an option pricing model. The related fair value is then amortized over the vesting period of the equity instruments.

NOTE 7 - CONTINGENCIES

In December 2010, the Company and Anthony Nicolosi, the Company’s President, were served with a Cease and Desist Order (the “Order”), with a Notice of Right To Hearing, from the Alabama Securities Commission styled “In the Matter of Medical Connections Holdings, Inc., Anthony Nicolosi,” (Adm. Order No. CD-2010-0062). The Order requires the cessation of offering or selling securities into, within or from the State of Alabama during the pendency of the Order. The Cease and Desist Order alleges that Mr. Nicolosi omitted material facts in the sale of a security to a single Alabama investor and violated the agent registration requirements in Alabama. The Company made a rescission offer to the Alabama investor which included information that the Alabama Securities Commission alleged should have been disclosed to the investor relating to the name change of Mr. Nicolosi and his regulatory history concerning a disciplinary proceeding instituted by the Financial Industry Regulatory Authority (“FINRA”) and settled by means of an Acceptance Waiver and Consent. The Alabama investor rejected the rescission offer. The Company had an informal meeting with the Alabama Securities Commission in March 2011 in the process of attempting to resolve the matter. Discussions are still in progress in an attempt to resolve the matter. There has been no adjudication as to the truth of the allegations upon which the Order was based. The Company is not able to predict the outcome of this matter and there is no related accrual as of March 31, 2012.

On April 11, 2012, the Company, along with approximately 25 other Defendants, has been sued for breach of contract (Count I) and breach of the implied covenant of good faith and fair dealing (Count II) in a case styled Kimberly Crugnale and Relogent, LLC (the “Plaintiffs”) v. Medical Connections, Inc. et al. –Case No. CV2012 -0044074 which was filed in Superior Court of Arizona, County of Maricopa  The Plaintiffs allege that they entered into a written contract with the Company in or about 2006, pursuant to which the Company agreed to compensate the Plaintiffs to house their traveling healthcare professionals throughout the United States.   The Plaintiff alleges that the Defendants, including the Company, failed to compensate them pursuant to the terms of the contract and circumvented the Plaintiffs by dealing directly with certain rental properties in violation of the contract.  The Company denies the material allegations of the Complaint.   While the case is in its early stages and we cannot render an opinion as to the outcome, we do not believe that this matter will materially and adversely affect the Company.

The Company and certain of its subsidiaries are subject to various other pending or threatened legal proceedings arising out of the normal course of business or operations. In view of the inherent difficulty of predicting the outcome of such matters, the Company cannot state what the eventual outcome of these matters will be. However, based on current knowledge, management believes that the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations. The Company is not able to predict the outcome of this matter and there is no related accrual as of March 31, 2012.

NOTE 8 – SUBSEQUENT EVENTS

On April 20, 2012, the Company filed an amendment to its Articles of Incorporation to increase its authorized Series C preferred shares to 665,000 shares. On April 20, 2012, the Company issued 450,000 shares of Series C Preferred Stock to its executive officers.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, the terms “Company,” “we,” “us,” and “our” refer to Medical Connections Holdings, Inc. and its wholly-owned subsidiary.

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding  industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, those risks described in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2012, and the risks discussed in other SEC filings. These risks and uncertainties, as well as other risks and uncertainties, could cause our actual results to differ significantly from management’s expectations. The forward-looking statements included in this Quarterly Report on Form 10-Q reflect the beliefs of our management on the date of this report. We undertake no obligation to update publicly any forward-looking statements for any reason.

General

We are a healthcare staffing company which provides staffing services for allied professionals and nurses to our clients on a national basis. We provide recruiting and staffing services for permanent and temporary positions, with an option for the clients and candidates to choose the most beneficial working arrangements.

We operate under a holding company structure and currently have one direct wholly-owned operating subsidiary, Medical Connections, Inc., a Florida corporation (“Medical Connections”) which was formed in 2002.

On June 20, 2011, we effectuated a 1-for-10 reverse stock split. All share and per share data for all periods presented have been revised to give retroactive effect to the reverse stock split.

Executive Overview

We generate revenues primarily from travel contract appointments and permanent placement hires:

Contract Appointments: This activity represents temporary hires (typically, 13 week contracts) made by healthcare facilities to cover short-term staffing needs at their facilities. These shortages in staffing may occur for a variety of reasons, including high-seasonal activity at the healthcare facility, or permanent employees may be taking vacations or leaves of absence. This also includes contracts for what is commonly known as “travel positions,” which are for allied health professionals, nurses or physicians who are willing to take temporary assignments outside their home region. Under this arrangement, we are the employer of record for the healthcare professional. The healthcare facility remits a fee to us that includes all employment overhead, as well as a surcharge for the service. The gross profit from this activity is earned from the surcharge for the service.

Permanent Placement Hires: This activity includes the hiring of allied health professionals, nurses, physicians, pharmacists and other medical personnel to be employed in healthcare or research facilities. Under this arrangement, we receive a placement fee based on a percentage of the employee’s initial annual salary, or a negotiated fee, which is predetermined based upon medical specialty.

For the three months ended March 31, 2012, our revenue was $1,663,321, derived primarily from allied and nursing travel contacts, and our net loss was $1,445,529 or $(0.07) per share. Loss from operations was $1,283,691 for the three months ended March 31, 2012, which was slightly higher than our operating loss for the first quarter of 2011.

Due to our historical operating losses and deficits, among other factors, our independent registered public accounting firm has raised doubts about our ability to continue as a going concern in their report on our consolidated financial statements as of and for the year ended December 31, 2011.  Despite historical losses, we believe that we will be able to satisfy ongoing operating expenses. We have done so to date by raising capital through the sale of equity securities. We will continue to do so, and/or consider other alternatives for raising capital, including but not limited to the sale of preferred stock or debt securities and/or seek financing from third party lenders, until such time as revenues from operations satisfy operating expenses. There can be no assurance that we will be able to raise capital or that additional third party financing will be available, or if available, will be offered on terms that will not adversely impact our stockholders.

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

Three Months Ended March 31, 2012 (“first quarter 2012”) Compared with Three Months Ended March 31, 2011 (“first quarter 2011”)

Revenue for the first quarter of 2012 was $1,663,321, a decrease of $367,318, or 18.1%, when compared with $2,030,639 in the first quarter of 2011. The two main components of revenue are contract appointments and permanent placement hires.

Revenue from contract appointments was $1,487,990, a decrease of $398,688 or 21.1% when compared with revenue of $1,886,678 in the first quarter of 2011.  The decline was attributable to the continuance of focus on higher margin contracts and eliminating split-fee and other low-margin placements. While this effort resulted in a decrease in contract revenue in the first quarter of 2012, it also resulted in a 16.1% improvement in gross profit margin (20.2% in the first quarter of 2012 compared to 17.4% in the first quarter of 2011).

Revenue from permanent placement hires increased $31,370, or 21.8%, to $175,331 for the first quarter of 2012 compared to $143,961 in the first quarter of 2011. The increase reflects slightly improved hiring demand. Direct costs of revenue for permanent placement are minimal, amounting to $500 in both the first quarters of 2012 and 2011.

Direct costs associated with contract appointments decreased $370,566, or 23.8%, to $1,187,241 in the first quarter of 2012 compared with $1,557,807 in the first quarter of 2011. The decrease was the result of lower revenue during the period. The gross profit from contract appointments decreased $28,122 to $300,749 or 20.2% of revenue in the first quarter of 2012 compared with $328,871 or 17.4% of revenue in the first quarter of 2011.

Advertising and marketing expenses were $108,707 in the first quarter of 2012, an increase of $61,596 or 130.7% when compared to the $47,111 expensed in the first quarter of 2011. The increase is related to the Company’s increased marketing efforts to gain new revenue.

Recruiting salaries and costs increased $67,751, or 18.3%, to $437,541 in the first quarter of 2012, due to increased recruiter staffing levels.

Professional and consulting fees decreased $70,344 or 39.5%, to $107,914 in the first quarter of 2012 compared with $178,258 in the first quarter of 2011 due to reductions in the need for legal and other outside services and consultants.

General and administrative expenses increased $475,890, or 75.63%, to $1,105,109 in the first quarter of 2012 from $629,219 in the first quarter of 2011.  The increase is due primarily to the expensing of $459,665 for the stock option grants made in the first quarter of 2012.

Other expenses, net in the first quarter of 2012 were $161,838, an increase of $46,461, or 40.3%, when compared with $115,377 in other expenses, net in the first quarter of 2011.  The increase was primarily related to the increase in expenses for investor relations and investment banking.

Net loss for the first quarters ended March 31, 2012 and March 31, 2011 was $1,445,529 and $867,423, respectively, a 66.6% increase.

Liquidity and Capital Resources

During the three month period ended March 31, 2012, the Company entered into a Factoring and Security Agreement with an unrelated party (the “Purchaser”) in which the Company receives advances on its Eligible Receivables, as defined in the Agreement.  The Company pays the Purchaser a service fee of 1.79% of advances outstanding less than 30 days and an additional fee of ..67% for each additional ten-day period. The advances are repaid upon collection of the receivables.  The Purchaser has the ability to require the Company to repurchase certain of the receivables plus any unpaid fees. The Company accounts for these factoring transactions as secured borrowings. The maximum amount of funds available pursuant to the Factoring and Security Agreement is $2 million. The agreement has a one year term unless terminated prior thereto. As of March 31, 2012, the amount of secured borrowings is $442,213.

As of March 31, 2012, total current assets were $1,110,293 as compared with $1,020,061 as of December 31, 2011. Total current liabilities increased $249,209 to $901,018 in the first quarter of 2012 from $651,809 in the first quarter of 2011, primarily due to the timing of payments to vendors and accrued expenses. Net cash used for operating activities was $1,184,611 in the first quarter of 2012 compared to $702,670 for the same period in 2011. Net cash flow used in investing activities was $8,076 in the first quarter of 2012 related to the acquisition of property compared with net cash flows used in investing activities of $2,689 in the first quarter of 2011. Net cash provided by financing activities was $1,247,163 in the first quarter of 2012. For the period ended March 31, 2011, we raised $136,780 from the sale of an aggregate of 2,137,430 shares of our common stock in private offerings.

Our corporate headquarters are located at 4800 T-Rex Avenue, Suite 310, Boca Raton, Florida 33431.  We operate Medical Connections, Inc. from this office.   We lease approximately 10,000 square feet of space with a monthly base rent expense of $14,245. Additionally, operating expenses and taxes are approximately $7,400 per month payable to the lessor.  Our current lease expires on May 15, 2016.

Despite historical losses, we believe that we will be able to satisfy ongoing operating expenses over the next 12 months. We have done so to-date by raising capital through the sale of our common stock. We will continue to do so, and/or consider other alternatives for raising capital, including but not limited to the sale of preferred stock or debt securities and/or seek financing from third party lenders, until such time as revenues from operations satisfy operating expenses. There can be no assurance that we will be able to raise capital, a market for our stock or third-party financing will be available, or if available, will be offered on terms that will not adversely impact our stockholders.

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
(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) and determined that our disclosure controls and procedures were effective as of March 31, 2012. The evaluation considered the procedures designed to ensure that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

See Note 7 — Contingencies in the Notes to Condensed Consolidated Financial Statements contained in PART I, ITEM I of this Quarterly Report for information about legal proceedings in which we are involved.

ITEM 1A.	RISK FACTORS.

There have been no material changes in the risk factors associated with the Company’s operations since the filing of the Company’s 2011 Form 10-K, which was filed with the SEC on March 30, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

During the three month period ended March 31, 2012, we sold 5,328,008 shares of our common stock to accredited or sophisticated investors for aggregate proceeds of $804,950. We also issued an aggregate of 3,085,000 options to our officers, directors and employees. These options were immediately vested, the exercise price of these options is $.32 per share and they expire ten years after the date of grant. These securities were issued in transactions that were exempt from registration under Regulation D Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”), as transactions by an issuer not involving a public offering.   All of the investors were knowledgeable, sophisticated and had access to comprehensive information about the Company and represented their intention to acquire the securities for investment only and not with a view to distribute or sell the securities. The Company placed legends on the securities stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

Item 5. Other Events

Effective as of January 19, 2012, Medical Connections, Inc. entered into a Factoring Agreement with Paragon Group, Inc. (“Paragon”) (the “Factoring Agreement”). Under the Factoring Agreement, Medical Connections, Inc. receives advances on certain eligible receivables, as defined in the Factoring Agreement. The Company pays Paragon a service fee of 1.79% of advances outstanding less than 30 days and an additional fee of .67% for each additional ten-day period. The advances are repaid upon collection of the receivables. Paragon has the ability to require Medical Connections, Inc. to repurchase certain of the receivables plus any unpaid fees. The maximum amount of funds available pursuant to the Factoring Agreement is $2 million. The Factoring Agreement is for a term of one year, unless terminated prior thereto.

In connection with the entry into the Factoring Agreement, the Company executed a corporate guaranty (“Corporate Guaranty”) in favor of Paragon and the Company’s three executive officers executed guaranties of validity (“Validity Guaranties”) in favor of Paragon. In addition, Medical Connections, Inc. granted Paragon a security interest against certain collateral, including but not limited to accounts, chattel paper, inventory, equipment, instruments, investment property, deposit accounts and general intangibles. The description of the Factoring Agreement, the Corporate Guaranty and the Validity Guaranties, and the terms thereof are qualified in their entirety to the full text of such agreements, which are filed as exhibits 10.8, 10.9, and 10.10 to this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description
3.1	Article of Amendment filed with the Florida Security of Stock on March 16, 2012.+

10.1	Amended and Restated Employment Agreement dated as of January 10, 2012 by and between Medical Connections Holdings, Inc. and Jeffrey S. Rosenfeld (incorporated by reference to Exhibit 10.1 in the Company's Form 8-K filed with the SEC on January 17, 2012).

10.2	Amended and Restated Employment Agreement dated as of January 10, 2012 by and between Medical Connections Holdings, Inc. and Anthony J. Nicolosi (incorporated by reference to Exhibit 10.2 in the Company's Form 8-K filed with the SEC on January 17, 2012).

10.3	Amended and Restated Employment Agreement dated as of January 10, 2012 and between Medical Connections Holdings, Inc. and Brian R. Neill (incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the CEC on January 17, 2012).

10.4	Stock Option Agreement dated as of January 10, 2012 between Medical Connections Holdings, Inc. and Jeffrey S. Rosenfeld (incorporated by reference to Exhibit 10.4 in the Company’s Form 8-K filed with the SEC on January 17, 2012).

10.5	Stock Option Agreement dated as of January 10, 2012 between Medical Connections Holdings, Inc. and Anthony J. Nicolosi (incorporated by reference to Exhibit 10.5 in the Company’s Form 8-K filed with the SEC on January 17, 2012).

10.6	Stock Option Agreement dated as of January 10, 2012 between Medical Connections Holdings, Inc. and Brian R. Neill(incorporated by reference to Exhibit 10.6 in the Company’s Form 8-K filed with the SEC on January 17, 2012).

10.7	Form of Stock Option Agreement dated as of January 10, 2012 issued to the non-employee directors of Medical Connections Holdings, Inc. (incorporated by reference to Exhibit 10.7 in the Company’s Form 8-K filed with the SEC on January 17, 2012).

10.8	Factoring and Security Agreement effective as of January 19, 2012 by and between Medical Connections, Inc. and Paragon Financial Group, Inc.+

10.9	Guaranty effective as of January 19, 2012 by Medical Connections Holdings, Inc. in favor of Paragon Financial Group, Inc.+

10.10	Form of Guarantee of Validity effective as of January 19, 2012 executed by three executive officers of Medical Connections Holdings, Inc.+

31.1	Certification by the Chief Executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

+ Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

MEDICAL CONNECTIONS HOLDINGS, INC.

Date: May 15, 2012	By:	/s/ Jeffrey Rosenfeld
Jeffrey Rosenfeld,
Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 15, 2012	By:	/s/ Jeffrey Rosenfeld
Jeffrey Rosenfeld,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Brian Neill
Brian Neill,
Chief Financial Officer
(Principal Financial/Accounting Officer)

