Form 10-Q
period 2012-06-30
MEDICAL CONNECTIONS HOLDINGS, INC.
filed 2012-08-14
CIK 1140303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

 (Explanatory Note: The registrant is a voluntary filer and is not subject to the filing requirements of the Securities Exchange Act of 1934. However, during the preceding 12 months, the registrant has filed all report that it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant was subject to the filing.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

 24,500,678 shares of Common Stock, $.001 par value as of August 4, 2012

Part I. – FINANCIAL INFORMATION

Item 1. Financial Statements

MEDICAL CONNECTIONS HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

	June 30,	December 31,
	2012	2011
ASSETS

Cash and cash equivalents	$96,565	$208,169
Accounts receivable, net	1,026,999	808,896
Prepaid expenses	1,718	2,996
Other assets	16,457	—
Total current assets	1,141,739	1,020,061

Property and equipment	820,435	839,767
Less: accumulated depreciation	364,505	312,326
	455,930	527,441

Security deposit	200,000	200,000

Total assets	$1,797,669	$1,747,502

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$490,004	$418,870
Accrued expenses	269,256	232,939
Short-term notes payable	194,000	—
Secured financing	411,924	—
Total current liabilities	1,365,184	651,809

Deferred rent	29,425	26,945

Total liabilities	1,394,609	678,754

Commitments and contingencies

Stockholders’ equity
Preferred stock 10,000,000 authorized
Series A, $.001 par value; 100,000 shares authorized, 5,554 issued and outstanding	5	5
Series B, $.001 par value; 50,000 shares authorized, no shares issued and outstanding	—	—
Series C, $.001 par value; 665,000 shares authorized, 665,000 and 215,000 issued and outstanding, respectively	665	215
Common stock, $.001 par value, 100,000,000 shares authorized, 24,500,678 and 17,131,998 issued and outstanding, respectively	24,501	17,132
Additional paid-in capital	47,607,012	46,094,366
Accumulated deficit	(47,229,123)	(45,042,970)
Total stockholders’ equity	403,060	1,068,748

Total liabilities and stockholders’ equity	$1,797,669	$1,747,502

See the accompanying notes to the condensed consolidated financial statements

MEDICAL CONNECTIONS HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	2012	2011

Revenue:
Permanent placement	$252,436	$326,065
Contract appointments	3,033,622	3,484,512
	3,286,058	3,810,577

Direct costs of revenue:
Permanent placement	1,500	500
Contract appointments	2,394,946	2,819,666
	2,396,446	2,820,166

Advertising and marketing expenses	201,591	86,847
Recruiting - salaries and costs	786,379	712,608
Professional and consulting fees	203,632	618,872
General and administrative expenses	1,691,249	1,198,104

Total operating expenses	2,882,851	2,616,431

Loss from operations	(1,993,239)	(1,626,020)

Other expenses, net	192,914	176,494

Loss before income taxes	(2,186,153)	(1,802,514)

Income taxes	—	—

Net loss	$(2,186,153)	$(1,802,514)

Net loss per common share - basic and diluted	$(0.10)	$(0.16)

Weighted average common shares outstanding - basic and diluted	21,368,072	11,312,507

See the accompanying notes to the condensed consolidated financial statements

MEDICAL CONNECTIONS HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

	2012	2011

Revenue:
Permanent placement	$77,105	$182,103
Contract appointments	1,545,632	1,597,835
	1,622,737	1,779,938

Direct costs of revenue:
Permanent placement	1,000	—
Contract appointments	1,207,705	1,261,859
	1,208,705	1,261,859

Advertising and marketing expenses	92,884	39,736
Recruiting - salaries and costs	348,838	342,818
Professional and consulting fees	95,718	440,616
General and administrative expenses	586,137	568,885

Total operating expenses	1,123,577	1,392,055

Loss from operations	(709,545)	(873,976)

Other expenses, net	31,076	61,117

Loss before income taxes	(740,621)	(935,093)

Income taxes	—	—

Net loss	$(740,621)	$(935,093)

Net loss per common share - basic and diluted	$(0.03)	$(0.08)

Weighted average common shares outstanding - basic and diluted	23,429,740	11,453,128

See the accompanying notes to the condensed consolidated financial statements

MEDICAL CONNECTIONS HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	2012	2011

Cash flow from operating activities
Net loss	$(2,186,153)	$(1,802,514)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization	52,179	103,239
Loss on disposal of fixed assets	28,617
Stock options issued for compensation	459,665	—
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable	(218,103)	283,611
Prepaid expenses	1,278	1,997
Other assets	(16,457)	—
Accounts payable and accrued expenses	107,451	110,312
Deferred rent	2,480	—

Net cash used in operating activities	(1,769,043)	(1,303,355)

Cash flow from investing activities
Acquisition of property and equipment	(9,285)	(5,192)

Net cash used in investing activities	(9,285)	(5,192)

Cash flow from financing activities
Proceeds from issuance of common stock and warrant exercise	1,060,800	302,280
Proceeds from short-term notes payable	194,000
Proceeds from secured financing, net	411,924	—

Net cash provided by financing activities	1,666,724	302,280

Net decrease in cash and cash equivalents	(111,604)	(1,006,267)

Cash and cash equivalents at beginning of period	208,169	1,698,030

Cash and cash equivalents at end of period	$96,565	$691,763

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

See the accompanying notes to the condensed consolidated financial statements

Medical Connections Holding, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(Unaudited)

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

The Company operates under a holding company structure and has one direct wholly-owned operating subsidiary, Medical Connections, Inc., a Florida corporation ("Medical Connections" or "MCI") which was formed in 2002.

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

ALLOWANCES FOR DOUBTFUL ACCOUNTS / SALES ALLOWANCE

Accounts are written off against the allowance when management determines that an account is uncollectible. Recoveries of accounts previously written off are recorded when received. Estimated allowances for doubtful accounts ($50,000 as of June 30, 2012 and December 31, 2011, respectively) are determined to reduce the Company’s receivables to their carrying value, which approximates fair value. Estimated allowances for sales “falloffs” ($10,000 as of June 30, 2012 and December 31, 2011, respectively) provide for that portion of permanent placement revenue that may be discounted after a reasonable period of time. All allowances are estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions. A summary of the allowance of doubtful accounts is as follows:

Balance January 1, 2012	$60,000

Additions:

Bad debt expense	15,061
Sales allowance	6,000

Deductions:

Write offs	(21,061)

Balance March 31, 2012	$60,000

Additions:

Bad debt expense	1,223
Sales allowance	16,500

Deductions:

Write offs	(17,723)

Balance June 30, 2012	$60,000

SECURED FINANCING

During the three month period ended March 31, 2012, the Company entered into a Factoring and Security Agreement (the “Agreement”) with an unrelated party (the “Purchaser”) in which the Company receives advances on its Eligible Receivables, as defined in the Agreement.  The Company pays the Purchaser a service fee of 1.79% of advances outstanding less than 30 days and an additional fee of .67% for each additional ten-day period. The advances are repaid upon collection of the receivables.  The Purchaser has the ability to require the Company to repurchase certain of the receivables plus any unpaid fees. The Company accounts for these factoring transactions as secured borrowings. As of June 30, 2012, the amount of secured borrowings is $411,924. This Agreement was terminated and all amounts outstanding were repaid upon entering into the Asset Purchase and Sale Agreement on July 31, 2012 (see Note 8).

SHORT-TERM NOTES PAYABLE

During the three month period ended June 30, 2012, the Company borrowed $194,000 from private individuals on a short-term basis to satisfy operating cash flow needs. The loans were for a 90 day term and carried an annual interest rate of 10.00%. In connection with these loans, the Company issued 144,000 shares of common stock to the individuals. The loans were paid off in full upon entering into the Asset Purchase and Sale Agreement on July 31, 2012 (See Note 8).

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

EARNINGS (LOSS) PER SHARE OF COMMON STOCK

Income (Loss) per share: Basic net loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the loss of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the three and six month periods ended June 30, 2012 and 2011. Common stock equivalents as of June 30, 2012 include stock options and warrants to purchase 3,085,000 and 243,900 shares, respectively, of common stock.

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

The Company considers the different services described above to aggregate into one line of business. Temporary staffing services represented approximately 95.2% and 89.8%, respectively, of the Company’s consolidated revenue while permanent placements represented approximately 4.8% and approximately 10.2%, respectively, for the three months ended June 30, 2012 and 2011, respectively. For the six month periods ended June 30, 2012 and 2011, temporary staffing services revenue represented approximately 92.3% and 91.4%, respectively, while permanent placements revenue represented approximately 7.7% and 8.6%, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, short-term notes payable and secured financing approximate fair value because of the immediate or short-term maturity of these financial instruments.

RECLASSIFICATIONS

Certain amounts in 2011 were reclassified to conform to the 2012 presentation. These reclassifications had no effect on net loss for the years presented.

NOTE 3- GOING CONCERN

The accompanying consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The Company has sustained recurring operating losses, has had to rely on capital raising activities to meet operating cash needs and has insufficient recurring revenues to sustain its operations or to fund expenses at this time.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. See Note 8 for disclosure regarding July 31, 2012 Asset Purchase and Sale Agreement.

NOTE 4- PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2012 and December 31, 2011:

	2012	2011

Leasehold Improvements	$240,816	$240,816
Office furniture and equipment	579,619	598,951

Total:	820,435	839,767

Less: Accumulated depreciation	(364,505)	(312,326)
	$455,930	$527,441

Depreciation expense for the six months ended June 30, 2012 and 2011 was $52,179 and $103,239, respectively.

NOTE 5 - SHAREHOLDERS’ EQUITY

On March 16, 2012, the Company filed an amendment to the Company’s Articles of Incorporation to increase its authorized capital stock to 100 million shares of common stock and 10 million shares of blank preferred stock.

SERIES A PREFERRED STOCK

As of June 30, 2012, the Company had 100,000 shares of Series A Preferred Stock authorized, $0.001 par value per share, and 5,554 shares were issued and outstanding.   Each holder of the Series A Preferred Stock may convert each share of Preferred Stock into nineteen shares (the “Conversion Ratio”) of the Company’s common stock at any time. The Conversion Ratio is subject to adjustment in the event of any recapitalization or reorganization.   Until such shares of Series A Preferred Shares are exchanged for shares of the Company’s common stock, each holder of a Series A Preferred Share shall be entitled to one vote per share on all matters which are brought to a vote by the Company’s shareholders.   Holders of the Series A Preferred Stock have no other rights or preferences. As of June 30, 2012, a total of 47,726 shares of Series A Preferred Stock have been converted into 906,794 shares of our Common Stock.

SERIES B PREFERRED STOCK

As of June 30, 2012, the Company has 50,000 shares of Series B Preferred Stock authorized, $0.001 par value per share, and no shares issued and outstanding.  The par value per share of Series B Preferred Stock is $0.001.  Each share of Series B Preferred Stock has 10 votes per share and the Series B Preferred Stock is not convertible into shares of the Company’s Common Stock.

SERIES C PREFERRED STOCK

On April 20, 2012, the Company filed an amendment to its Articles of Incorporation to increase its authorized Series C preferred stock to 665,000 shares.

As of June 30, 2012, the Company has 665,000 shares of Series C Preferred Stock authorized, $0.001 par value per share, and 665,000 shares issued and outstanding.  Each share of Series C Preferred Stock has 100 votes per share and will vote together with holders of the Company’s Common Stock and Series A and B Preferred Stock as a single class on all matters presented to the Company’s shareholders at an annual or special meeting (or pursuant to written consent), except with respect to the matters relating to the election of directors.  The holders of a majority of shares of the Company’s Series C Preferred Stock have the right to appoint a majority of the directors serving on the Company’s Board. The Series C Preferred Stock does not have any dividend or liquidation preferences and is not convertible into shares of the Company’s Common Stock. As part of Jeffrey Rosenfeld’s resignation effective July 31, 2012, all 220,000 shares of Preferred C Stock that had been issued to him have been returned to the Company.

COMMON STOCK

As of June 30, 2012, the Company has 100,000,000 shares of common stock authorized, $0.001 par value per share, and 24,500,678 issued and outstanding.

WARRANTS AND OTHER EQUITY TRANSACTIONS

During the six months ended June 30, 2012, the Company did not issue any warrants to purchase shares of the Company’s Common Stock. During the three months ended March 31, 2012, the Company granted an aggregate of 3,085,000 options to its officers, directors and employees at an exercise price of $0.32 per share. The options are immediately vested and they are exercisable for a period of ten years after the grant date. As a result of this issuance, the Company recorded compensation expense of $459,665 during the three months ended March 31, 2012.The weighted average grant date fair value of the options issued were $0.149 per share. As part of Jeffrey Rosenfeld’s resignation effective July 31, 2012, all options to purchase one million shares of common stock that had been issued to him have been returned to the Company.

The fair value of the options was estimated using the Black-Scholes options pricing model. The following assumptions were used in valuing these options:

Risk Free Interest Rate	3%
Expected Term	5 years
Expected Volatility	50%
Expected Forfeiture Rate	0%
Expected Dividend Yield	0%

The expected volatility was based on the historical volatility of the Company’s common stock over the last five years. The Company has determined the expected holding periods by applying the simplified method which represents the average of the immediate vesting period and the ten year maturity period. The risk free interest rate is based on the US Treasury yield for the same period of the expected term of the grant.

During the three month period ended June 30, 2012, the Company sold 1,896,669 shares of its common stock for total net proceeds of $234,250. During the three month period ended June 30, 2011, the Company sold 662,000 shares of its common stock for total net proceeds of $165,500. During the six months ended June 30, 2012, the Company sold 7,224,680 shares of its common stock for total net proceeds of $1,039,200. During the six months ended June 30, 2011, the Company sold 2,799,430 shares of its common stock for total net proceeds of $302,280. All sales of common shares during these periods were in private offerings.

NOTE 6 – STOCK-BASED COMPENSATION, OPTIONS AND WARRANTS

STOCK-BASED COMPENSATION

At June 30, 2012, the Company had a stock-based compensation plan, its 2010 Stock Incentive and Compensation Plan, which reserved 10 million shares for issuance. The Plan provides for the grant of options, restricted stock, stock appreciation rights, performance shares and performance units to our employees, consultants and non-employee directors. The Company measures the grant date fair value of its awards using an option pricing model.  The related fair value is then amortized over the vesting period of the equity instruments.

NOTE 7- CONTINGENCIES

In December 2010, the Company and Anthony Nicolosi, the Company’s President, were served with a Cease and Desist Order (the "Order"), with a Notice of Right To Hearing, from the Alabama Securities Commission styled "In the Matter of Medical Connections Holdings, Inc., Anthony Nicolosi," (Adm. Order No. CD-2010-0062). The Order requires the cessation of offering or selling securities into, within or from the State of Alabama during the pendency of the Order. The Cease and Desist Order alleges that Mr. Nicolosi omitted material facts in the sale of a security to a single Alabama investor and violated the agent registration requirements in Alabama. The Company made a rescission offer to the Alabama investor which included information that the Alabama Securities Commission alleged should have been disclosed to the investor relating to the name change of Mr. Nicolosi and his regulatory history concerning a disciplinary proceeding instituted by the Financial Industry Regulatory Authority (“FINRA”) and settled by means of an Acceptance Waiver and Consent. The Alabama investor rejected the rescission offer. The Company had an informal meeting with the Alabama Securities Commission in March 2011 in the process of attempting to resolve the matter. There has been no adjudication as to the truth of the allegations upon which the Order was based. The Company is not able to predict the outcome of this matter and there is no related accrual as of June 30, 2012.

On April 11, 2012, the Company, along with approximately 25 other Defendants, had been sued for breach of contract (Count I) and breach of the implied covenant of good faith and fair dealing (Count II) in a case styled Kimberly Crugnale and Relogent, LLC v. Medical Connections, Inc. et al. –Case No. CV2012 -0044074 which was filed in Superior Court of Arizona, County of Maricopa.   The Plaintiffs allege that they entered into a written contract with the Company in or about 2006, pursuant to which the Company agreed to compensate the Plaintiffs to house their traveling healthcare professionals throughout the United States.   The Plaintiff alleges that the Defendants, including the Company, failed to compensate them pursuant to the terms of the contract and circumvented the Plaintiffs by dealing directly with certain rental properties in violation of the contract.  The Company denies the material allegations of the Complaint.     On May 21, 2012, the plaintiff voluntarily dismissed with prejudice their claim against the Company.

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

NOTE 8 – SUBSEQUENT EVENTS

On July 31, 2012, the Company and MCI executed an Asset Purchase and Sale Agreement (the “Agreement”) with Trustaff Medical Connections, LLC (“Trustaff”), an Ohio limited liability company, whereby Trustaff agreed to purchase substantially all of the assets of MCI, the Company’s sole operating subsidiary. The purchase price for the assets was $825,000 plus 90% of MCI’s outstanding accounts receivable balance which at the date of closing totaled $854,928. The purchase price for the assets, which included an additional $7,525 in prepaids, totaled $1,687,453 (the “Purchase Price”).

At Closing, the Purchase Price was delivered to Cors & Basset, LLC (the “Escrow Agent”). The Escrow Agent was obligated to deduct from the Purchase Price all outstanding Medical Connections liabilities and pay those liabilities on behalf of Medical Connections. These liabilities included (a) payment of approximately $449,027 to Paragon Financial Group, Inc., representing payment in full of MCI’s outstanding line of credit with Paragon Financial Group and (b) payment of approximately $242,406 related to accounts payable, professional fees and related expenses. Additionally, the Company had existing expenses related to accounts payable, notes payable, accrued and other related expenses totaling $644,250 that were paid in full with proceeds. As a result, the net proceeds received from the sale of the assets were approximately $351,770, of which $120,000 will be held in escrow pursuant to the terms of an Escrow Agreement (“Escrow Agreement”) dated as of July 31, 2012 by and between Trustaff, MCI, the Company and the Escrow Agent. The Escrow Agreement will terminate January 31, 2013.  If Trustaff is unable to collect 90% of accounts receivable within 90 days of closing, the uncollected portion will be paid from the escrowed funds.  If uncollected portion exceeds the amount of funds escrowed, the Company would be liable for the excess.

With the sale of the assets of MCI effective as of July 30, 2012, the Company has no operations.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, the terms "Company," "we," "us," and "our" refer to Medical Connections Holdings, Inc.  and its wholly-owned subsidiary, Medical Connections, Inc.

Forward Looking Statements

                This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding  industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, those risks described in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012, and the risks discussed in other SEC filings. These risks and uncertainties, as well as other risks and uncertainties, could cause our actual results to differ significantly from management’s expectations. The forward-looking statements included in this Quarterly Report on Form 10-Q reflect the beliefs of our management on the date of this report. We undertake no obligation to update publicly any forward-looking statements for any reason.

General

Until July 31, 2012, we operated as a healthcare staffing company which provided staffing services for allied professionals and nurses to our clients on a national basis. We provided recruiting and staffing services for permanent and temporary positions, with an option for the clients and candidates to choose the most beneficial working arrangements.

We operated under a holding company structure and currently have one direct wholly-owned operating subsidiary, Medical Connections, Inc., a Florida corporation which was formed in 2002.

On July 31, 2012, the Company and MCI executed an Asset Purchase and Sale Agreement (the “Agreement”) with Trustaff Medical Connections, LLC (“Trustaff”), an Ohio limited liability company, whereby Trustaff agreed to purchase substantially all of the assets of MCI, the Company’s sole operating subsidiary. The purchase price for the assets was $825,000 plus 90% of MCI’s outstanding accounts receivable balance which at the date of closing totaled $854,928. The purchase price for the assets, which included an additional $7,525 in prepaids, totaled $1,687,453 (the “Purchase Price”).

At Closing, the Purchase Price was delivered to Cors & Basset, LLC (the “Escrow Agent”). The Escrow Agent was obligated to deduct from the Purchase Price all outstanding Medical Connections liabilities and pay those liabilities on behalf of Medical Connections. These liabilities included (a) payment of approximately $449,027 to Paragon Financial Group, Inc., representing payment in full of MCI’s outstanding line of credit with Paragon Financial Group and (b) payment of approximately $242,406 related to accounts payable, professional fees and related expenses. Additionally, the Company had existing expenses related to accounts payable, notes payable, accrued and other related expenses totaling $644,250 that were paid in full with proceeds. As a result, the net proceeds received from the sale of the assets were approximately $351,770, of which $120,000 will be held in escrow pursuant to the terms of an Escrow Agreement (“Escrow Agreement”) dated as of July 31, 2012 by and between Trustaff, MCI, the Company and the Escrow Agent. The Escrow Agreement will terminate January 31, 2013, if the amount of funds remaining in escrow is less than the remaining claims against the MCI and the Company.

The Agreement and the transactions contemplated thereby were approved by the Company’s Board of Directors and majority shareholders owning 73.83% of the Company’s total voting power effective as of July 26, 2012. You are urged to review the description of the Agreement and the transactions consummated thereby in the Company’s Form 8-K filed with the SEC on August 6, 2012.

With the sale of the assets of MCI effective as of July 30, 2012, the Company has no operations. Under Rule 12b-2 of the Exchange Act of 1934, the Company qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. The Company’s executive officers, Anthony Nicolosi and Brian Neill, intend to use the net proceeds to explore other business opportunities including a business combination through a stock exchange, merger, asset acquisition or other similar business combination (a "Business Combination") with an operating or development stage business (the "Target Business"). Their investigation will not be limited to any specific business or industry. The Company may also seek to acquire a foreign or domestic private company which seeks to take advantage of the Company’s large shareholder base and trading market.

Executive Overview

We generated revenues primarily from travel contract appointments and permanent placement hires in the six months and quarters ended June 30, 2012 and 2011:

Contract Appointments: This activity represents temporary hires (typically, 13 week contracts) made by healthcare facilities to cover short term staffing needs at their facilities.  These shortages in staffing may occur for a variety of reasons, including high-seasonal activity at the healthcare facility, or permanent employees may be taking vacations or leaves of absence. This also includes contracts for what is commonly known as “travel positions,” which are for allied health professionals, nurses or physicians who are willing to take temporary assignments outside their home region. Under this arrangement, we are the employer of record for the healthcare professional. The healthcare facility remits a fee to us that includes all employment overhead, as well as a surcharge for the service. The revenue from this activity is earned from the surcharge for the service.

Permanent Placement Hires: This activity includes the hiring of allied health professionals, nurses, physicians, pharmacists and other medical personnel to be employed in healthcare or research facilities. Under this arrangement, we receive a placement fee based on a percentage of the employee’s initial annual salary, or a negotiated fee, which is predetermined based upon medical specialty.

For the three months ended June 30, 2012, our revenue was  $1,622,737, derived primarily from allied and nursing travel contacts, and our net loss was $740,621 or $(0.03) per share.   Loss from operations was $709,545 for the three months ended June 30, 2012, which was lower than our operating loss of $873,976 for the second quarter of 2011.

Due to the operating losses and deficits, our independent registered public accounting firm has raised doubts about our ability to continue as a going concern in their report on our December 31, 2011financial statements.   Despite historical losses, we believe that we will be able to satisfy ongoing operating expenses. We have done so to date by raising capital through the sale of equity securities.

We managed our day-to-day operations by focusing on key metrics such as number of travelers placed with healthcare facilities, permanent placement orders filled with employers, gross margins on each contract, number of hours worked, and profitability of each contract. We also closely monitor our accounts receivable, to make sure we are within contract payment terms. Our sales staff is given specific goals by which their performance is consistently measured.

Three Months Ended June 30, 2012 (“second quarter 2012”) Compared with Three Months Ended June 30, 2011 (“second quarter 2011”)

Revenue for the second quarter of 2012 was $1,622,737, a decrease of $157,201, or 8.8%, when compared with $1,779,938 in the second quarter of 2011.   The two main components of revenue are contract appointments and permanent placement hires.

Revenue from contract appointments was $1,545,632, a decrease of $52,203 or 3.3% when compared with revenue of $1,597,835 in the second quarter of 2011.  Working traveler hours and billing rates were similar when comparing quarter-to-quarter.

Revenue from permanent placement hires decreased $104,998, or 57.7%, to $77,105 for the second quarter of 2012 compared to $182,103 in the second quarter of 2011. The decrease was the result of less demand for permanent hiring compared to temporary hiring the second quarter. Direct costs of revenue for permanent placement are minimal, amounting to $1,000 and -0- in the second quarters of 2012 and 2011, respectively.

Direct costs associated with contract appointments decreased $54,154, or 4.3%, to $1,207,705 in the second quarter of 2012 compared with $1,261,859 in the second quarter of 2011.  The decrease was primarily the result of lower revenue during the period. The gross profit from contract appointments increased $1,951 to $337,927 or 21.9% of revenue in the second quarter of 2012 compared with $335,976 or 21.0% of revenue in the second quarter of 2011.

Advertising and marketing expenses were $92,884 in the second quarter of 2012, an increase of $53,148 or 133.8% when compared to the $39,736 expensed in the second quarter of 2011. The increase is related to the Company’s increased marketing efforts to gain new revenue.

Recruiting salaries and costs remained relatively flat, increasing $6,020, or 1.8%, to $348,838 in the second quarter of 2012.

Professional and consulting fees decreased $344,898 or 78.3%, to $95,718 in the second quarter of 2012 compared with $440,616 in the second quarter of 2011 due to expenses associated with a legal settlement incurred in the second quarter 2011.

General and administrative expenses remained relatively stable increasing $17,252 to $586,137 in the second quarter of 2012 from $568,885 in the second quarter of 2011.

Other expenses, net in the second quarter of 2012 were $31,076, a decrease of $30,041, or 49.2%, when compared with $61,117 in other expenses, net in the second quarter of 2011.  The decrease was primarily related to the decrease in expenses for investor relations and investment banking.

Net loss for the second quarters ended June 30, 2012 and June 30, 2011 were $740,621 and $935,093, respectively, a 20.8% decrease.

Six Months Ended June 30, 2012 (“first six months 2012”) Compared with Six Months Ended June 30, 2011 (“first six months 2011”)

Revenue for the first six months of 2012 was $3,286,058 a decrease of $524,519 or 13.8%, when compared with $3,810,577 in the first six months of 2011.   The two main components of revenue are contract appointments and permanent placement hires.

Revenue from contract appointments was $3,033,622 a decrease of $450,890 or 12.9% when compared with revenue of $3,484,512 in the first six months of 2011.  The decrease was due primarily to a shift away from lower margin contracts in the first three months of 2012, which resulted in a higher gross margin of 21.1% in the first six months of 2012 compared to 19.1% gross profit margin for the same period in 2011.

Revenue from permanent placement hires decreased $73,629, or 22.6%, to $252,436 for the first six months of 2012 compared to $326,065 in the first six months of 2011. The decrease was the result of less demand for permanent hiring compared to temporary hiring during the first six months of 2012. Direct costs of revenue for permanent placement are minimal, amounting to $1,500 and $500 in the first six months of 2012 and 2011, respectively.

Direct costs associated with contract appointments decreased $424,720, or 15.1%, to $2,394,946 in the first six months of 2012 compared with $2,819,666 in the first six months of 2011.  The decrease was primarily the result of lower revenue during the period. The gross profit from contract appointments decreased $26,170 to $638,676 or 21.1% of revenue in the first six months of 2012 compared with $664,846 or 19.1% of revenue in the first six months of 2011.

Advertising and marketing expenses were $201,591 in the first six months of 2012, an increase of $114,744 or 132.1% when compared to the $86,847 expensed in the first six months of 2011. The increase is related to the Company’s increased marketing efforts to gain new revenue.

Recruiting salaries and costs increased $73,771 or 10.4%, to $786,379 in the first six months of 2012. The increase was due primarily to the hiring of additional sales staff during the first quarter of 2012.

Professional and consulting fees decreased $415,240 or 67.1%, to $203,632 in the first six months of 2012 compared with $618,872 in the first six months of 2011 due to expenses associated with a legal settlement incurred in the second quarter 2011.

General and administrative expenses increased $493,145, or 41.2%, to $1,691,249 in the first six months of 2012 from $1,198,104 in the first six months of 2011.  The increase is due primarily to the expensing of $459,665 for the stock option grants made in the first quarter of 2012.

Other expenses, net in the first six months of 2012 were $192,914, an increase of $16,420, or 9.3%, when compared with $176,494 in other expenses, net in the first six months of 2011.  The increase was primarily related to the increase in expenses for investor relations and investment banking during the first quarter of 2012.

Net loss for the first six months ended June 30, 2012 and June 30, 2011 were $2,186,153 and $1,802,514, respectively, a 21.3% increase.

Liquidity and Capital Resources

During the three month period ended March 31, 2012, the Company entered into a Factoring and Security Agreement with an unrelated party (the “Purchaser”) in which the Company receives advances on its Eligible Receivables, as defined in the Agreement.  The Company pays the Purchaser a service fee of 1.79% of advances outstanding less than 30 days and an additional fee of .67% for each additional ten-day period. The advances are repaid upon collection of the receivables.  The Purchaser has the ability to require the Company to repurchase certain of the receivables plus any unpaid fees. The Company accounts for these factoring transactions as secured borrowings. As of June 30, 2012, the amount of secured borrowings is $411,924. This Agreement was terminated and all amounts outstanding were repaid upon entering into the Asset Purchase and Sale Agreement on July 31, 2012.

As of June 30, 2012, total current assets were $1,141,739 as compared with $1,020,061 as of December 31, 2011. Total current liabilities increased $713,375 to $1,365,184 as of June 30, 2012 from $651,809 as of December 31, 2011, primarily due to the addition of secured borrowings in the amount of $411,924, the addition of short term financing in the amount of $194,000 and the deferral of payments to vendors and accrued expenses. Net cash used for operating activities was $1,769,043 in the first six months of 2012 compared to $1,303,355 for the same period in 2011. Net cash flow used in investing activities was $9,285 in the first six months of 2012 related to the acquisition of property compared with net cash flows used for investing activities of $5,192 in the first six months of 2011. Net cash provided by financing activities was $1,666,724 in the first six months of 2012 from the issuance of common stock, the proceeds from short-term borrowings and the proceeds from secured financing. For the period ended June 30, 2011, we raised $302,280 from the sale of an aggregate of 718,266 shares of our common stock in private offerings as well as the exercise of warrants to purchase 160,000 shares of common stock.

On July 31, 2012, the Company and MCI executed an Asset Purchase and Sale Agreement (the “Agreement”) with Trustaff Medical Connections, LLC (“Trustaff”), an Ohio limited liability company, whereby Trustaff agreed to purchase substantially all of the assets of MCI, the Company’s sole operating subsidiary. The purchase price for the assets was $825,000 plus 90% of MCI’s outstanding accounts receivable balance which at the date of closing totaled $854,928. The purchase price for the assets, which included an additional $7,525 in prepaids, totaled $1,687,453 (the “Purchase Price”).

At Closing, the Purchase Price was delivered to Cors & Basset, LLC (the “Escrow Agent”). The Escrow Agent was obligated to deduct from the Purchase Price all outstanding Medical Connections liabilities and pay those liabilities on behalf of Medical Connections. These liabilities included (a) payment of approximately $449,027 to Paragon Financial Group, Inc., representing payment in full of MCI’s outstanding line of credit with Paragon Financial Group and (b) payment of approximately $242,406 related to accounts payable, professional fees and related expenses. Additionally, the Company had existing expenses related to accounts payable, notes payable, accrued and other related expenses totaling $644,250 that were paid in full with proceeds. As a result, the net proceeds received from the sale of the assets were approximately $351,770, of which $120,000 will be held in escrow pursuant to the terms of an Escrow Agreement (“Escrow Agreement”) dated as of July 31, 2012 by and between Trustaff, MCI, the Company and the Escrow Agent. The Escrow Agreement will terminate January 31, 2013, if the amount of funds remaining in escrow is less than the remaining claims against the MCI and the Company.

The Agreement and the transactions contemplated thereby were approved by the Company’s Board of Directors and majority shareholders owning 73.83% of the Company’s total voting power effective as of July 26, 2012. You are urged to review the description of the Agreement and the transactions consummated thereby in the Company’s Form 8-K filed with the SEC on August 6, 2012.

With the sale of the assets of MCI effective as of July 30, 2012, the Company has no operations. Under Rule 12b-2 of the Exchange Act of 1934, the Company qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. The Company’s executive officers, Anthony Nicolosi and Brian Neill, intend to use the net proceeds to explore other business opportunities including a business combination through a stock exchange, merger, asset acquisition or other similar business combination (a "Business Combination") with an operating or development stage business (the "Target Business"). Their investigation will not be limited to any specific business or industry. The Company may also seek to acquire a foreign or domestic private company which seeks to take advantage of the Company’s large shareholder base and trading market.

Our corporate headquarters are located at 4800 T-Rex Avenue, Suite 310, Boca Raton, Florida 33431.  We operate Medical Connections, Inc. from this office.   We lease approximately 10,000 square feet of space with a monthly base rent expense of $14,245. Additionally, operating expenses and taxes are approximately $7,400 per month payable to the lessor.  Our current lease expires on May 15, 2016. Upon entering into the Asset Purchase and Sale Agreement on July 31, 2012, this lease was assigned to Trustaff. It is anticipated that Trustaff and the landlord will enter into a new leasehold agreement. However, until the parties enter into a new lease, if Trustaff defaults on the leasehold obligation, MCI will be liable for any default.

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

Allowances for Doubtful Accounts: Accounts are written off when management determines that an account is uncollectible.  Recoveries of accounts previously written off are recorded when received. Estimated allowances for doubtful accounts are determined to reduce the Company’s receivables to their carrying value, which approximates fair value. In addition to maintaining an allowance for bad debt, we also maintain a sales allowance reserve for that portion of permanent placement revenue that may “falloff” after a reasonable period of time.  A reasonable period of time means that as each client’s payment history is unique to that client, we take that payment history into account when determining if payment of a particular invoice will not be forthcoming.   Allowances and reserves are estimated based on historical collection experience, specific review of individual customer accounts, and current economic and business conditions and are reviewed on a quarterly basis to determine their adequacy. Historically, we have not incurred any significant credit related losses.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements. We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.        CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) and determined that our disclosure controls and procedures were effective as of June 30, 2012. The evaluation considered the procedures designed to ensure that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

The absence of operations and revenues and our limited financial resources raises substantial doubt about our ability to continue as a going concern.

At July 31, 2012, we had approximately $867,428 in cash and no other assets of any kind, and liabilities of approximately $644,250, consisting principally of amounts due for accounts payable, notes payable, and other related expenses. As a result of the sale of substantially all of our assets to Trustaff on July 31, 2012, we are not generating any revenues and possess limited capital to fund our operations, including for such purposes as identifying a Target Business and negotiating a Business Combination. The report of our independent registered public accounting firm included within our audited financial statements for the fiscal year ended December 31, 2011 and in Note 3 to the financial statements included in this Form 10-Q indicate that our losses from operations, net capital deficiency, failure to generate cash flow and ongoing operating expenses without corresponding revenues raise substantial doubt about the Company’s ability to continue as a going concern.

Because the Company has nominal assets, we are considered a "shell company" and will be subject to more stringent reporting requirement and our shareholders will not be able to resell their shares under Rule 144 of the Securities Act

As a result of the sale of substantially all of our assets to Trustaff, we are deemed to be shell company. Under Rule 405 of the Securities Act of 1933, (the "Securities Act") as amended, and Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") a shell company is any company with nominal operations and assets consisting of cash and nominal other assets. Applicable securities rules prohibit shell companies from using a Form S-8 registration statement to register securities pursuant to employee compensation plans. However, the new rules do not prevent us from registering securities pursuant to registration statements. Additionally, Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. To the extent that we acquire a business in the future, we must file a current report on Form 8-K containing the financial and other information required in a registration statement on Form 10 within four business days following completion of such a transaction. To the extent that we are required to comply with additional disclosure as we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company.

In addition, under Rule 144 of the Securities Act, a holder of restricted securities of a “shell company” may not be allowed to resell their securities in reliance upon Rule 144. Preclusion from any prospective purchase using the exemptions from registration afforded by Rule 144 may make it more difficult for us to sell equity securities. Additionally, the loss of the use of Rule 144 may make investments in our securities less attractive to investors and may make the offering and sale of our securities to employees, directors and others under compensatory arrangements more expensive and less attractive to recipients.

We require capital to fund our ongoing operations. If capital is not available, we may have to discontinue operations.

To date, we funded our operations from raising capital in private offerings for our operating business, the healthcare staffing business. Since we no longer have an active business, we are not certain if we will be able to continue raising capital. In the event that we do not obtain the cash to fund our capital requirements, we may not be able to continue operations and our shareholders could lose the entire amount of their investment in our Company.

Our officers and directors have never been principals of, nor have ever been affiliated with, a company formed with a business purpose similar to ours.

Our management has never served in any capacity with a company the business purpose of which is to acquire an operating business. Accordingly, you may not be able to adequately evaluate management’s ability to consummate successfully a business combination. Moreover, our management does not have experience evaluating or conducting due diligence with respect to companies in connection with a Business Combination and may not conduct adequate or accurate due diligence with respect to a Target Business or its management prior to a Business Combination. Management’s failure to conduct complete and accurate due diligence or accurately assess the future strength of a Target Business could have a significant negative impact on our operations and could cause our shareholders to lose their entire investment.

We do not have a specific plan for identifying Target Businesses and we cannot estimate or predict when or if we ever will affect a Business Combination.

Our management does not have any specific plan or process for identifying a Target Business or effectuating a Business Combination. The business of the Company is predicated upon relationships built by management and the ongoing effort to develop new contacts through which management is introduced to potential Target Businesses. Moreover, given the wide ranging variables inherent in its business, management cannot predict the amount of time required to effectuate a Business Combination nor the amount of funds required therefore. In light of these factors, we cannot assure investors that we ever will consummate a Business Combination.

We have no existing agreement for a Business Combination or other transaction.

We presently have no written arrangement or agreement with respect to engaging in a Business Combination. We cannot assure you that we will successfully identify and evaluate suitable business opportunities or that we will enter into a Business Combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a Business Combination on favorable terms.

Our future success is dependent on the ability of management to complete a Business Combination with a Target Business that operates profitably.

The nature of our operations is highly speculative. We may not be able to enter into a Business Combination. If we do, the future success of our plan of operation will depend on the operations, financial condition and management of the Target Business we may acquire. While management is seeking to enter into a Business Combination with an entity having an established, profitable operating history and effective management, we cannot assure you that we will be successful in consummating a Business Combination with a candidate that meets that those criteria. We cannot assure you that, even if we consummate a Business Combination, the Company will realize any short-term or long-term earnings.

We likely will complete only one Business Combination, which will cause us to be dependent solely on a single business and a limited number of products, services or assets.

It is likely we will complete a Business Combination with only one Target Business. Accordingly, the prospects for our success may be solely dependent upon the performance of a single business and dependent upon the development or market acceptance of a single or limited number of products, processes or services. In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations or asset acquisitions in different industries or different areas of a single industry so as to diversify risks and offset losses.

Given our limited resources and the significant competition for Target Businesses, we may not be able to consummate an attractive Business Combination.

We will encounter intense competition from other entities having a business objective similar to ours, including blank check companies, finance companies, banks, venture capital funds, leveraged buyout funds, operating businesses and other financial buyers competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and affecting Business Combinations. Most of these competitors possess greater financial, technical, human and other resources than we do and our financial resources will be negligible when contrasted with those of many of these competitors. In addition, we will experience direct competition from other modestly capitalized shell companies that are seeking to enter into business combinations with targets similar to those we expect to pursue.

Since we have not yet selected a particular industry or Target Business with which to complete a Business Combination, we are unable to ascertain the merits or risks of the industry or business in which we may ultimately operate at this time.

We are currently in the process of evaluating and identifying targets for a Business Combination. However, our plan of operation permits our board of directors to consummate a Business Combination with a company in any industry it chooses and is not limited to any particular industry or type of business. Accordingly, there is no current basis to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the Target Business that we may ultimately acquire. To the extent we complete a Business Combination with a company that does not have a stable history of earnings and growth or an entity in a relatively early stage of its development, we will be affected by numerous risks inherent in the business operations of those entities. If we complete a Business Combination with an entity in an industry characterized by a high level of risk, we will be affected by the currently unascertainable risks of that industry. Such risks, among other things, could preclude the Company’s ability to secure financing for operations after a Business Combination, should it be required. Although our management will endeavor to evaluate the risks inherent in a particular industry or Target Business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. Even if we properly assess those risks, some of them may be outside of our control.

Numerous external forces could negatively affect our businesses, results of operations and financial condition.

Numerous external forces, including the state of global financial markets and general economic conditions, lack of consumer confidence, lack of availability of credit, interest rate and currency rate fluctuations and national and international political circumstances (including wars and terrorist acts) could negatively affect our business, results of operations and financial condition. As a consequence, companies that otherwise may have considered becoming public as a result of a reverse acquisition may elect to delay or forego entirely such plans because of the impact of the global financial conditions on their operations, their inability to obtain financing to grow their operations and the costs they will required to incur associated with being a public company, among other reasons. Accordingly, it may be more difficult and take more time to identify a suitable and willing Target Business and consummate a Business Combination.

Our compliance with changing laws and rules regarding corporate governance and public disclosure may result in additional expenses to us which, in turn, may adversely affect our ability to continue our operations.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and, in the event we are ever approved to trade on either an automated quotation system or a registered exchange, and system or stock exchange rules, will require an increased amount of management attention and external resources. We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. This could have an adverse impact on our operations.

We expect to issue a significant number of new shares of capital stock in a Business Combination, which we expect will result in substantial dilution and a change in control of ownership of the Company.

Our articles of incorporation authorize the issuance of 100 million shares of common stock and 10 million shares of preferred stock. Any Business Combination affected by us may result in the issuance of additional securities without shareholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. Moreover, the common stock issued in any such transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing shareholders. Our board of directors has the power to issue any or all of such authorized but unissued shares without shareholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a Business Combination or otherwise, dilution to the interests of our shareholders will occur and the rights of the holders of common stock might be materially adversely affected

We may issue preferred stock which may have greater rights than our common stock.

Our articles of incorporation authorize our Company to issue up to 10 million shares of blank check preferred stock. Currently, we have authorized 100,000 shares of Series A Preferred Stock, 50,000 shares of Series B Preferred Stock and 665,000 shares of Series C Preferred Stock. As such, we have 9,185,000 shares of blank check preferred stock which have not been designated. We can issue the undesignated shares in one or more series and can set the terms of the preferred stock without seeking any further approval from our common shareholders. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock. In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of common stock to current shareholders and could adversely affect the market price, if any, of our common stock.

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our stockholders.

We will require additional cash resources to fully implement our business plan, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

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

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies quoted on the Over-The-Counter Electronic Bulletin Board such as ours generally have been very volatile and have experienced sharp share price and trading volume changes.  The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

o	operating results below expectations;
o	additions or departures of key personnel;
o	sales of our common stock;
o	our ability to identify Target Businesses as potential acquisition opportunities;
o	our ability to complete a Business Combination with a Target Business;
o	our ability to reduce costs and operating expenses and become profitable;
o	industry developments;
o	economic and other external factors; and
o	period-to-period fluctuations in our financial results.

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

Our executive officers exercise voting control over 65.3% of our outstanding securities. As a result, this enables them to exert significant influence over the Company’s corporate actions.

Messrs. Nicolosi and Neill exercise voting control over 65.3 % of our outstanding securities.   As a result, Messrs. Nicolosi, and Neill will be able to affect the outcome of or exert significant influence over all matters requiring shareholder approval, including the election and removal of directors, most corporate actions and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of the Company.

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

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our shareholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options which were 2,085,000 as of July 31, 2012 and outstanding warrants which were 243,900 as of December 31, 2011, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES

During the three month period ended June 30, 2012, we sold 1,896,669 shares of our common stock to accredited or sophisticated investors for aggregate gross proceeds of $234,250. These securities were issued in transactions that were exempt from registration under Regulation D Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”), as transactions by an issuer not involving a public offering.   All of the investors were knowledgeable, sophisticated and had access to comprehensive information about the Company and represented their intention to acquire the securities for investment only and not with a view to distribute or sell the securities. The Company placed legends on the securities stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.        MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.        OTHER INFORMATION

None

ITEM 6.        EXHIBITS

Exhibit No.	Exhibit Description

3.1.1	Designation of Series C Preferred Stock filed with the Florida Secretary of State on April 20, 2012. +

31.1	Certification by the Chief Executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

+ Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

MEDICAL CONNECTIONS HOLDINGS, INC.

Date: August 14, 2012	By:	/s/ Anthony Nicolosi
Anthony Nicolosi,
President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 14, 2012	By:	/s/ Anthony Nicolosi
Anthony Nicolosi,
President and Director
(Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Brian Neill
Brian Neill,
Chief Financial Officer
(Principal Financial/Accounting Officer)

